Form 10-Q
period 2020-09-30
Pulmonx Corp
filed 2020-11-13
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission File Number: 001-39562

PULMONX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0424412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
700 Chesapeake Drive
Redwood City, California 94063
1-650-364-0400
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LUNG	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 30, 2020 there were 35,668,953 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

2

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy, plans, and objectives of management for future operations and statements that are necessarily dependent upon future events are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “target,” “should,” “will,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties, and assumptions, including risks described in the section entitled “Risk Factors.” These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.
You should not rely on these forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or to changes in our expectations, whether as a result of any new information, future events, changed circumstances or otherwise. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ability to design, develop, manufacture and market innovative products to treat patients with challenging medical conditions, particularly those with COPD and emphysema;
•our expectations regarding the impact of the COVID-19 pandemic on our business;
•our expected future growth, including growth in international sales;
•our expected future growth of our sales and marketing organization;
•the size and growth potential of the markets for our products, and our ability to serve those markets;
•the rate and degree of market acceptance of our products;
•coverage and reimbursement for procedures performed using our products;
•the performance of third parties in connection with the development of our products, including third-party suppliers;
•regulatory developments in the United States and foreign countries;
•our ability to obtain and maintain regulatory approval or clearance of our products on expected timelines;
•our plans to research, develop and commercialize our products and any other approved or cleared product;
i

•our ability to retain and hire our senior management and other highly qualified personnel;
•the development, regulatory approval, efficacy and commercialization of competing products and technologies in our industry;
•our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•our ability to develop and maintain our corporate infrastructure, including our internal controls;
•our financial performance and capital requirements; and
•our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
ii

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019

Assets
Current assets
Cash and cash equivalents	$39,806	$14,767
Restricted cash	231	—
Short-term marketable securities	—	13,580
Accounts receivable, net	5,260	5,511
Inventory	9,288	5,612
Prepaid expenses and other current assets	1,037	1,601
Total current assets	55,622	41,071
Property and equipment, net	1,164	902
Goodwill	2,333	2,333
Intangible assets, net	431	524
Deferred offering costs	1,680	1,563
Right of use assets	9,489	6,561
Other long-term assets	525	579
Total assets	$71,244	$53,533

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,297	$2,681
Accrued liabilities	8,844	9,463
Income taxes payable	158	233
Deferred revenue	92	173
Current lease liabilities	1,927	446
Derivative liabilities	1,856	1,165
Total current liabilities	15,174	14,161
Deferred tax liability	54	43
Long-term lease liabilities	8,250	6,403
Credit agreement	539	—
Term loan	16,763	14,965
Convertible notes	29,754	—
Total liabilities	70,534	35,572

Commitments and contingencies (Note 8)
Convertible preferred stock, $0.001 par value, 22,874,341 and 177,985,811 shares authorized as of September 30, 2020 and December 31, 2019; 17,797,026 and 17,583,150 shares issued and outstanding as of September 30, 2020 and December 31, 2019; liquidation value of $212,870 and $210,610 as of September 30, 2020 and December 31, 2019 (Note 11)	207,599	205,339
Stockholders’ deficit
Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2020 and 240,000,000 shares authorized as of December 31, 2019; 3,801,824 shares issued and outstanding as of September 30, 2020 and 2,100,203 shares issued and outstanding as December 31, 2019	4	2
Additional paid-in capital	24,896	21,750
Accumulated other comprehensive income	1,648	1,373
Accumulated deficit	(233,437)	(210,503)
Total stockholders’ deficit	(206,889)	(187,378)
Total liabilities, convertible preferred stock and stockholders’ deficit	$71,244	$53,533
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$10,612	$9,104	$22,903	$22,248
Cost of goods sold	3,150	2,697	8,779	7,171
Gross profit	7,462	6,407	14,124	15,077
Operating expenses
Research and development	1,997	1,399	4,988	4,446
Selling, general and administrative	10,813	8,621	32,114	24,179
Total operating expenses	12,810	10,020	37,102	28,625
Loss from operations	(5,348)	(3,613)	(22,978)	(13,548)
Interest income	9	167	98	310
Interest expense	(1,103)	(460)	(2,914)	(1,867)
Other income (expense), net	2,631	(340)	3,052	(713)
Net loss before tax	(3,811)	(4,246)	(22,742)	(15,818)
Income tax expense	49	89	192	216
Net loss	(3,860)	(4,335)	(22,934)	(16,034)
Other comprehensive income
Currency translation adjustment	33	71	281	127
Change in unrealized (losses) gains on marketable securities	—	7	(6)	7
Total other comprehensive income	33	78	275	134
Comprehensive loss	$(3,827)	$(4,257)	$(22,659)	$(15,900)
Net loss per share attributable to common stockholders, basic and diluted	$(1.37)	$(2.41)	$(10.33)	$(9.21)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	2,814,798	1,800,286	2,220,734	1,740,072
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at January 1, 2020	17,583,150	$205,339	2,100,203	$2	$21,750	$1,373	$(210,503)	$(187,378)
Issuance of Series C-1 convertible preferred stock upon exercise of warrants	213,876	2,260	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	7,164	—	11	—	—	11
Change in shares subject to repurchase	—	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	209	—	—	209
Currency translation adjustment	—	—	—	—	—	282	—	282
Change in unrealized losses on marketable securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(7,163)	(7,163)
Balances at March 31, 2020	17,797,026	207,599	2,107,367	2	21,972	1,650	(217,666)	(194,042)
Issuance of common stock upon exercise of stock options	—	—	925	—	1	—	—	1
Change in shares subject to repurchase	—	—	—	—	63	—	—	63
Stock-based compensation expense	—	—	—	—	159	—	—	159
Currency translation adjustment	—	—	—	—	—	(34)	—	(34)
Change in unrealized losses on marketable securities	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(11,911)	(11,911)
Balances at June 30, 2020	17,797,026	207,599	2,108,292	2	22,195	1,615	(229,577)	(205,765)
Issuance of common stock upon exercise of stock options	—	—	1,703,532	2	2,643	—	—	2,645
Repurchase of early exercised common stock options	—	—	(10,000)	—	—	—	—	—
Change in shares subject to repurchase	—	—	—	—	(460)	—	—	(460)
Stock-based compensation expense	—	—	—	—	518	—	—	518
Currency translation adjustment	—	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	—	(3,860)	(3,860)
Balances at September 30, 2020	17,797,026	$207,599	3,801,824	$4	$24,896	$1,648	$(233,437)	$(206,889)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at January 1, 2019	12,648,919	$140,535	1,719,446	$2	$21,139	$1,333	$(189,800)	$(167,326)
Series G-1 convertible preferred stock issuance costs	—	(71)	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,328	—	5	—	—	5
Change in shares subject to repurchase	—	—	—	—	5	—	—	5
Common stock retired during the year for no consideration	—	—	(414)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	50	—	—	50
Currency translation adjustment	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	(6,128)	(6,128)
Balances at March 31, 2019	12,648,919	140,464	1,723,360	2	21,199	1,316	(195,928)	(173,411)
Issuance of Series G-1 convertible preferred stock, net of issuance costs of $258	4,934,231	64,875	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	36,500	—	53	—	—	53
Change in shares subject to repurchase	—	—	—	—	(7)	—	—	(7)
Repurchase of early exercised common stock options	—	—	(812)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	75	—	—	75
Currency translation adjustment	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	(5,571)	(5,571)
Balances at June 30, 2019	17,583,150	205,339	1,759,048	2	21,320	1,389	(201,499)	(178,788)
Issuance of common stock upon exercise of stock options	—	—	278,794	—	341	—	—	341
Change in shares subject to repurchase	—	—	—	—	(206)	—	—	(206)
Stock-based compensation expense	—	—	—	—	72	—	—	72
Currency translation adjustment	—	—	—	—	—	71	—	71
Change in unrealized gains on marketable securities	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(4,335)	(4,335)
Balances at September 30, 2019	17,583,150	$205,339	2,037,842	$2	$21,527	$1,467	$(205,834)	$(182,838)
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(22,934)	$(16,034)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	886	197
Change in fair value of convertible preferred stock warrant liability	—	(10)
Change in fair value of derivative liabilities	(3,209)	408
Allowance for doubtful accounts	(7)	3
Inventory write-downs	380	250
Depreciation and amortization expense	355	253
Amortization of debt discount and debt issuance costs	901	22
Write-off of deferred offering costs	3,030	—
Amortization of premiums and discounts on short-term marketable securities	(35)	(22)
Gain on extinguishment of convertible note	—	(32)
Non-cash lease expense	955	574
Net changes in operating assets and liabilities:
Accounts receivable	336	(2,311)
Inventory	(3,944)	(2,139)
Prepaid expenses and other current assets	412	3
Other assets	71	3
Accounts payable	(166)	149
Accrued liabilities	310	2,056
Income taxes payable	(85)	63
Lease liabilities	(554)	(582)
Deferred tax liability	10	(35)
Deferred revenue	(83)	(110)
Net cash used in operating activities	(23,371)	(17,294)
Cash flows from investing activities
Purchases of investments	—	(18,966)
Maturities of short-term marketable securities	13,605	2,207
Purchases of property and equipment	(218)	(499)
Net cash provided by (used in) investing activities	13,387	(17,258)
Cash flows from financing activities
Proceeds from borrowing under term loans, net of payment of lender fees and costs	16,764	—
Proceeds from Credit Agreement	527	—
Repayment of term loans	(17,248)	—
Proceeds from the issuance of convertible note, net of payment of lender fees and costs (includes $0 and $6,000 from related party for the nine months ended September 30, 2020 and September 30, 2019, respectively)	32,950	6,000
Proceeds from Paycheck Protection Program loan	2,666	—
Repayment of Paycheck Protection Program loan	(2,666)	—
Debt issuance cost	(162)	—
Payments of deferred offering costs	(2,727)	(21)
Proceeds from issuance of Series G-1 convertible preferred stock, net of issuance costs of $329	—	39,671
Proceeds from exercise of warrants for Series C-1 convertible preferred stock	2,261	—
Proceeds from exercise of common stock options	2,722	399
Payments for the repurchase of early exercised common stock options	(21)	(12)

Net cash provided by financing activities	35,066	46,037
Effect of exchange rate changes on cash and cash equivalents	188	121
Net increase in cash and cash equivalents	25,270	11,606
Cash, cash equivalents and restricted cash, at beginning of the period	14,767	4,124
Cash, cash equivalents and restricted cash, at end of the period	$40,037	$15,730
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	39,806	15,730
Restricted cash	231	—
Cash, cash equivalents and restricted cash in consolidated balance sheets	$40,037	$15,730

Supplemental non-cash items:
Increases in repurchase rights of common stock	$(395)	$(208)
Purchases of property and equipment in accounts payable	$288	$63
Accrued interest for convertible note	$788	$496
Issuance of derivative instrument related to convertible notes	$3,900	$—
Conversion of convertible note into Series G-1 convertible preferred stock	$—	$25,133
Operating lease right of use asset recorded on the adoption of ASC 842	$—	$1,181
Operating lease right of use assets obtained in exchange for new lease liabilities	$3,882	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$149	$187
Cash paid for interest	$2,880	$1,061
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.    Formation and Business of the Company
The Company
Pulmonx Corporation (the “Company”) was incorporated in the state of California in December 1995 as Pulmonx and reincorporated in the state of Delaware in December 2013. The Company is a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (COPD). The Company’s solution, which is comprised of the Zephyr Endobronchial Valve (Zephyr Valve), the Chartis Pulmonary Assessment System (Chartis System) and the StratX Lung Analysis Platform (StratX Platform), is designed to treat a broad pool of patients for whom medical management has reached its limits and either do not want or are ineligible for surgical approaches. The Company has subsidiaries in the Cayman Islands, Germany, Switzerland, Australia, the United Kingdom, the Netherlands, Italy, France and Hong Kong.
Initial Public Offering
On September 30, 2020, the Company’s registration statement on Form S-1 (File No. 333-248635) relating to its initial public offering (“IPO”) of common stock became effective. The IPO closed on October 5, 2020 at which time the Company issued 11,500,000 shares of its common stock at a price of $19.00 per share, which included the issuance of shares in connection with the exercise by the underwriters of their option to purchase up to 1,500,000 additional shares (see Note 15). The Company received an aggregate of $218.5 million gross proceeds, before underwriting discounts, commissions and offering costs, and approximately $201.4 million in net proceeds after deducting underwriting discounts and commissions and offering costs. In addition, upon closing the IPO, all outstanding shares of the Company’s convertible preferred stock converted into 17,797,026 shares of common stock. In connection with the completion of its IPO, on October 5, 2020, the Company’s certificate of incorporation was amended and restated to provide for 200,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share. The unaudited interim condensed consolidated financial statements as of September 30, 2020, including share and per share amounts, do not give effect to the IPO, as it closed subsequent to September 30, 2020.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $233.4 million as of September 30, 2020. During the nine months ended September 30, 2020 and September 30, 2019, the Company used $23.4 million and $17.3 million of cash in its operating activities, respectively. As of September 30, 2020, the Company had cash and cash equivalents of $39.8 million. Historically, the Company’s activities have been financed through private placements of equity securities and debt. On October 5, 2020, the Company completed an IPO in which the Company issued and sold 11,500,000 shares of its common stock, which includes 1,500,000 shares issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at a public offering price of $19.00 per share, for aggregate gross proceeds of $218.5 million. The Company received approximately $201.4 million in net proceeds after deducting underwriting discounts and commissions and offering costs.
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents, together with the net proceeds from the IPO, will allow the Company to continue its operations for at least the next 12 months from the date of the issuance of these unaudited interim condensed consolidated financial statements.
Impact of the COVID-19 Pandemic
The Company has been actively monitoring the novel coronavirus, or COVID-19, situation and its impact. In response to the pandemic, numerous state and local jurisdictions have imposed “shelter-in-place” orders, quarantines and other restrictions. In the United States, governmental authorities have recommended, and in certain cases

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

required, that elective, specialty and other procedures and appointments, be suspended or canceled. Similarly, in March 2020, the governor of California, where the Company’s headquarters are located, issued “stay at home” orders limiting non-essential activities, travel and business operations. Such orders or restrictions have resulted in reduced operations at the Company’s headquarters (including manufacturing facility), work stoppages, slowdowns and delays, travel restrictions and cancellation of events and have restricted the efforts of the Company’s sales representatives, thereby significantly and negatively impacting the Company’s operations. These orders and restrictions have significantly decreased the number of procedures performed using the Company’s products and otherwise negatively impacted sales and operations.
The COVID-19 pandemic has negatively impacted the Company’s business, financial condition and results of operations by decreasing and delaying substantially all procedures performed using the its products, and the Company expects the pandemic to continue to negatively impact its business, financial condition and results of operations.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Reverse Stock Split
On September 22, 2020, the Company effected a 1-for-10 reverse stock split of the Company’s common stock and convertible preferred stock. The par value and authorized shares of common stock were not adjusted as a result of the reverse stock split. All issued and outstanding common stock, convertible preferred stock, stock options and per share amounts contained in the accompanying financial statements and notes to the financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and notes thereto, included in the Company’s final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) on September 30, 2020 (“final prospectus”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2020 and condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019 have been made. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Significant estimates and assumptions include reserves and write-downs related to inventories, the recoverability of long term assets, valuation of equity instruments and equity-linked instruments, valuation of common stock, stock-based compensation, valuation of the convertible preferred stock warrant liability and derivative liability, intangible assets, goodwill, debt and related features, deferred tax assets and related valuation allowances and impact of contingencies.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The convertible preferred stock warrant liability and derivative liabilities are carried at fair value based on unobservable market inputs. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan and convertible note approximates their fair value. The fair value of marketable debt securities is estimated using Level 2 inputs based on their quoted market values (Note 4).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of September 30, 2020 and December 31, 2019, the Company also had cash on deposit with foreign banks of approximately $5.0 million and $5.2 million, respectively, that was not federally insured.
The Company earns revenue from the sale of its products to distributors and other customers such as hospitals. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the nine months ended September 30, 2020 and 2019. The Company’s accounts receivable are derived from revenue earned from distributors and customers. The Company performs ongoing credit evaluations of its customers’ and distributors’ financial condition and generally requires no collateral from its customers and distributors. At September 30, 2020 and December 31, 2019, no customer or distributor accounted for more than 10% of accounts receivable or revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s planned IPO, are capitalized and recorded on the balance sheet. The deferred offering costs will be offset against the proceeds received upon the closing of the planned IPO. In the event that the Company’s plans for an IPO are terminated, all of the deferred offering costs will be written off within operating expenses in the Company’s statements of operations and comprehensive loss. As of December 31, 2019, $1.6 million of deferred offering costs were recorded on the consolidated balance sheet. During the nine months ended September 30, 2020, the Company wrote off deferred offering costs of $3.0 million as, in May 2020, the Company withdrew its registration statement that was filed with the SEC in February 2020. As of September 30, 2020, $1.7 million of deferred offering costs were recorded on the consolidated balance sheet.
Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in the Cayman Islands and the Netherlands are the U.S. dollar. The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiary in Italy is the Euro. Accordingly, asset and liability accounts of Switzerland, Germany, Australia, the United Kingdom, Italy and Hong Kong operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss and was less than $0.1 million and $0.1 million during the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.1 million during the nine months ended September 30, 2020 and 2019, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss and was $(0.1) million and $0.2 million during the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $0.4 million during the nine months ended September 30, 2020 and 2019, respectively.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options, common stock subject to repurchase related to early exercise of stock options, convertible preferred stock warrants and convertible note are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock and the holders of the shares issued upon early exercise of stock options subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU amends the disclosure requirement in ASC 820, Fair Value Measurement, by adding, changing or removing certain disclosures. This ASU applies to all entities that are required under this guidance to provide disclosure about recurring or nonrecurring fair value

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

measurements. The amendments require new disclosures related to: changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, there are certain changes in disclosure requirements in the existing guidance. For all entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-13 as of January 1, 2020 and the adoption had no material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2017-04 as of January 1, 2020 and the adoption had no material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company may elect to apply ASU 2020-04 as its contracts referenced in London Interbank Offered Rate (“LIBOR”) are impacted by reference rate reform. The Company is currently evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for public business entities for fiscal years

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance will require financial instruments to be measured at amortized cost, and trade accounts receivable to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. In November 2019, the FASB issued ASU 2019-10, according to which, the new standard is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities , the new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. Early adoption is permitted. The Company is a SRC for fiscal year 2019 and 2020. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.
4.    Fair Value Measurements
Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:
Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
Level 2 – Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities;
Level 3 – Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – Financial assets and liabilities held by the Company measured at fair value on a recurring basis include money market funds, short-term marketable securities, convertible preferred stock warrant liability and derivative liabilities.
Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis – The Company determines the fair value of long-lived assets held and used, such as intangible assets, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. As noted above, there have been no impairment charges recorded to date. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan and convertible notes approximates their fair value and is classified as a Level 2 liability.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,133	$—	$—	$10,133
Cash equivalents	10,133	—	—	10,133
Total financial assets	$10,133	$—	$—	$10,133
Liabilities:
Success fee derivative liability	$—	$—	$1,856	$1,856
2020 Notes derivative liability	—	—	—	—
Total financial liabilities	$—	$—	$1,856	$1,856

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,318	$—	$—	$6,318
Commercial paper	—	1,000	—	1,000
Cash equivalents	6,318	1,000	—	7,318
Corporate bonds	—	7,105	—	7,105
Commercial paper	—	6,475	—	6,475
Short-term marketable securities	—	13,580	—	13,580
Total financial assets	$6,318	$14,580	$—	$20,898
Liabilities:
Preferred stock warrant liability	$—	$—	$—	$—
Success fee derivative liability	—	—	1,165	1,165
Total financial liabilities	$—	$—	$1,165	$1,165
The Company had no marketable securities as of September 30, 2020.
The Company values the convertible preferred stock warrant liability (Note 10) using the Black-Scholes Merton option-pricing model. The expected term for these warrants is based on the remaining contractual life of these warrants. The expected volatility assumption was determined by examining the historical volatility for industry peers, as the Company does not have a trading history for its common stock. The risk-free interest rate assumption is

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

based on U.S. Treasury investments whose term is consistent with the expected term of the warrants. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
The fair value of the Series C-1 convertible preferred stock warrants was determined using the following assumptions:

December 31,
2019
Risk-free interest rate	1.6%
Remaining contractual life (in years)	0.1
Dividend yield	0%
Volatility	57.5%
Derivative liabilities include derivatives associated with the Company’s Success Fee Agreement with Oxford Finance LLC (Note 6) and the 2020 Notes derivative liability (Note 6).
The Company valued the Success Fee derivative liability based on the Success Fee amount of $1.9 million and the probability and estimated timing of a liquidity event. The probability of occurrence of a Liquidity Event was estimated to be up to 99% and 65% before the expiration of the agreement as of September 30, 2020 and December 31, 2019, respectively. Changes in the estimated probability may result in an increase or decrease in the fair value of the derivative liability.
The Company valued the 2020 Notes derivative liability using the a “with and without” methodology. The “with and without” methodology involves valuing the convertible note on an as is basis and then valuing the 2020 Notes without each individual embedded derivative. The difference between the value of the 2020 Notes with the embedded derivatives and the value without each individual embedded derivative equals the fair value of that embedded derivative. In April 2020, the Company valued the embedded derivatives using a Monte Carlo Simulation (“MCS”). The first step of each simulation was to forecast the Company’s Series G-1 convertible preferred stock price through the expiration of the 2020 Notes. In order to estimate the future share price of the Series G-1 convertible preferred stock, The Company applied a “random walk” model based upon a Geometric Brownian Motion process with a constant drift.
The fair value of the 2020 Notes derivative liability was determined using the following assumptions:

April 17
2020
Risk-free interest rate	0.2%
Current Series G-1 convertible preferred stock value per share	$0.84
Series G-1 convertible preferred stock volatility	34.4%
As of September 30, 2020, the Company assumed the 2020 Notes would be converted pursuant to a qualified initial public offering (Note 6), as the IPO was highly likely to occur as of September 30, 2020. As a result, the Company concluded that the 2020 Notes derivative had no value because value of the notes with and without the such derivative was the same.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The change in fair value of the convertible preferred stock warrant liability and derivative liabilities is summarized below (in thousands):

	Convertible Preferred Stock Warrant Liability	Success Fee Derivative Liability	2020 Notes Derivative Liability
Beginning fair value, January 1, 2019	$12	$642	$—
Change in fair value	(12)	523	—
Ending fair value, December 31, 2019	$—	$1,165	$—
Beginning fair value, January 1, 2020	—	1,165	—
Fair value at inception	—	—	3,900
Change in fair value	—	691	(3,900)
Ending fair value, September 30, 2020	$—	$1,856	$—
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Cash	$29,673	$7,449
Cash equivalents:
Money market funds	10,133	6,318
Commercial paper	—	1,000
Total cash and cash equivalents	$39,806	$14,767
Inventory
Inventory consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$3,286	$1,950
Work in process	328	180
Finished goods	5,674	3,482
Total inventory	$9,288	$5,612
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid expenses	$453	$436
Prepaid insurance	146	12
VAT receivable	246	387
Other current assets	192	766
Total prepaid expenses and other current assets	$1,037	$1,601

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Machinery and equipment	$1,317	$1,269
Computer equipment and software	947	848
Furniture and fixtures	228	168
Leasehold improvements	58	57
Construction in progress	270	—
Total	2,820	2,342
Less: accumulated depreciation	(1,656)	(1,440)
Property and equipment, net	$1,164	$902
Depreciation expense for the three months ended September 30, 2020 and September 30, 2019 was $0.1 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and September 30, 2019 was $0.3 million and $0.2 million, respectively.
Goodwill
Goodwill was $2.3 million as of September 30, 2020 and December 31, 2019 arising from the Company’s acquisition of Emphasys Medical, Inc, in March 2009. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill in nine months ended September 30, 2020 and 2019. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. The widespread economic volatility resulting from the COVID-19 pandemic triggered impairment testing, and accordingly, the Company performed interim tests as of March 31 and June 30, 2020 and determined that goodwill was not impaired. Through September 30, 2020, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the quarter ended September 30, 2020.
Intangible Assets
Intangible assets consist of the following (in thousands):

	September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,272)	$386
Trademarks	191	(146)	45
Total intangible assets	$1,849	$(1,418)	$431

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,188)	$470
Trademarks	191	(137)	54
Total intangible assets	$1,849	$(1,325)	$524

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Amortization expense relating to the intangibles totaled less than $0.1 million during each three months ended September 30, 2020 and September 30, 2019, respectively. Amortization expense relating to the intangibles totaled $0.1 million during each nine months ended September 30, 2020 and September 30, 2019, respectively.
Future amortization expense is as follows as of September 30, 2020 (in thousands):

2020 (remaining three months)	$31
2021	123
2022	123
2023	123
2024	31
Total amortization expense	$431
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued employee bonuses and commissions	$2,070	$3,064
Accrued vacation	1,690	1,098
Other accrued personnel related expenses	510	705
Accrued professional fees	1,736	1,337
Accrued interest	793	1,708
Sales taxes, franchise tax and VAT	427	762
Liability for early exercise of stock options	679	304
Other	939	485
Total accrued liabilities	$8,844	$9,463
6.    Long Term Debt and Convertible Notes
Term Loan
Oxford Finance Loan
In August 2014, the Company entered into a Loan and Security Agreement with Oxford Finance LLC for up to $20.0 million in term loans (“Oxford Finance Loan”). In 2014, the Company borrowed $15.0 million and had the ability to draw an additional $5.0 million conditioned upon the achievement of a revenue milestone. The period during which the Company could draw an additional $5.0 million ended on November 30, 2015 without the Company borrowing the additional $5.0 million. The term loan bore interest at 8.96% and had a five-year term. The first 36 months were interest only payments followed by 24 months of equal payments of principal and interest. A final payment of 8.50% of the term loan amount was due at maturity and was being accreted using the effective interest rate method. The term loan was collateralized by assets, including cash and cash equivalents, accounts receivable and property and equipment.
In May 2017, the Company entered into a First Amendment to Loan and Security Agreement that extended the interest only period through June 2018 and included an additional fee of $0.1 million due upon maturity. The amendment was accounted for as a debt modification and no gain or loss was recognized in the Company’s financial statements.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

In May 2018, the Company entered into Second and Third Amendments to Loan and Security Agreement that extended the interest only period through May 2019 and the maturity date to July 1, 2020. The amendment was accounted for as a debt modification and no gain or loss is recognized in the Company’s financial statements. The Company had the option to further extend the interest only period through March 2020 and the maturity date to May 1, 2021, provided that no event of default had occurred. The loan bore interest at an annual rate equal to the greater of (i) 8.71% and (ii) the sum of (a) the greater of the one month U.S. LIBOR rate on the last business day of the month that immediately precedes the month in which the interest will accrued and 1.85% plus (b) 6.86%. In May 2019, the Company elected to extend the interest only period of the term loan through March 2020 and the maturity date to May 2021. The incremental amendment fee, due at maturity, increased to $0.8 million from $0.4 million when the Company extended the interest only period through March 2020. As of December 31, 2019, the Oxford Finance Loan had an annual effective interest rate of 11.11% per year.
In connection with the original agreement in August 2014, the Company also entered into the Success Fee Agreement. In the event of a sale or other disposition by the Company of all or substantially all of its assets, a merger or consolidation, or an initial public offering (a “Liquidity Event”), before the termination of the agreement on August 28, 2021, the Company is required to pay up to $2.5 million (the “Success Fee”) to Oxford Finance LLC. The Success Fee is equal to 6.25% of the term loan if the Liquidity Event occurs within 18 months of August 28, 2014, 8.75% if the Liquidity Event occurs after 18 months and within 3 years of August 28, 2014, and 12.50% if the Liquidity Event occurs after the third anniversary of August 28, 2014. As of September 30, 2020 and December 31, 2019, the maximum amount of Success Fee subject to a potential payout is $1.9 million. This agreement has been identified as a freestanding derivative under ASC 815, Derivatives (“Success Fee”) and is remeasured to its fair value at the end of each reporting period and any change in fair value is recognized as change in other income (expense), net in the statements of operations and comprehensive loss (Note 4). The fair value of the Success Fee derivative liability as of September 30, 2020 and December 31, 2019 was $1.9 million and $1.2 million, respectively. On October 5, 2020, in connection with the IPO, the Company paid $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC.
The Loan and Security Agreement contained customary affirmative and negative covenants and events of default. As of December 31, 2019, the Company was in default with a covenant in the Loan and Security Agreement resulting from its failure to maintain cash balances outside the United States within the levels set forth in the Loan and Security Agreement. This event of default was waived by Oxford Finance LLC.
On February 20, 2020, the Company repaid its entire obligation under the term loan agreement with Oxford Finance LLC amounting to $17.3 million, including outstanding loan amount of $15.0 million, final payment of $1.3 million, amendment fees of $0.9 million and accrued interest of $0.1 million. The repayment of the obligation under the term loan agreement with Oxford Finance LLC was accounted as extinguishment and the Company recorded a loss on extinguishment of $0.4 million included in interest expense in the condensed consolidated statements of operations and comprehensive loss.
The Oxford Finance Loan as of September 30, 2020 and as of December 31, 2019, consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Term loan	$—	$15,000
Less: debt issuance costs	—	(27)
Less: deferred financing costs	—	(8)
Term loan	$—	$14,965
During the three months ended September 30, 2020 and 2019, the Company recorded interest expense related to deferred financing and debt issuance costs of Oxford Finance Loan of $0 and less than $0.1 million, respectively. During each of the nine months ended September 30, 2020 and 2019, the Company recorded interest expense related to deferred financing and debt issuance costs of Oxford Finance Loan of less than $0.1 million.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Interest expense on the term loan amounted to $0 and $0.4 million during the three months ended September 30, 2020 and 2019, respectively. Interest expense on the term loan amounted to $0.4 million and $1.3 million during the nine months ended September 30, 2020 and September 30, 2019, respectively.
CIBC Loan
On February 20, 2020, the Company executed a Loan and Security Agreement (the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”) to raise up to $32.0 million in debt financing (“CIBC Loan”) consisting of $17.0 million advanced at the closing of the agreement (Tranche A), with the option to drawing up to an additional $8.0 million (Tranche B) on or before February 20, 2022. The term loan also provides for an additional financing tranche (Tranche C) of up to $7.0 million on or prior to February 20, 2022, which is conditioned upon achieving a trailing six-month revenue of at least $20.0 million as of the date of any Tranche C borrowing. The availability of Tranche B and Tranche C is further conditioned upon the joining of Pulmonx International Sàrl to the CIBC Agreement and the execution by Pulmonx International Sàrl of Swiss-law collateral documentation in favor of CIBC. The CIBC Loan originally had a five-year term maturing on February 20, 2025, which included 24 months of interest only payments followed by 36 months of equal payments of principal and interest. The interest only period can be extended to 36 months if the Company achieves three-month trailing revenue of at least $20.0 million as of February 20, 2022. The CIBC Loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The Tranche C loan will bear interest at a floating rate equal to 1.5% above the Wall Street Journal Prime Rate at any time. The CIBC Loan is collateralized by substantially all of the Company’s assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. The Company may prepay the loan, subject to certain requirements. The CIBC Agreement includes customary restrictive covenants, financial covenants, events of default and other customary terms and conditions.
In April 2020, the Company entered into a First Amendment to CIBC Agreement that changed the maturity date to March 15, 2022, which shall be automatically extended to February 20, 2025 if the maturity of all outstanding convertible notes (see below) is extended to a date no earlier than May 21, 2025 or all convertible notes have been converted into convertible preferred stock of the Company. An amendment fee of $0.2 million was paid. The Tranche B drawing is conditioned to achieving a trailing six-month revenue of at least $15.0 million as of the date of any Tranche B borrowing. On the date of drawing Tranche B Loan or Tranche C Loan, the Company will pay a structuring fee in an amount equal to 1.0% of the amount of Tranche B Loan or Tranche C Loan. The amendment was accounted for as a debt modification and no gain or loss was recognized. As of September 30, 2020, the CIBC Loan had an annual effective interest rate of 5.16% per year.
The financial covenants in the CIBC Agreement require the Company to have revenue for the trailing three-month period ending on March 31, 2021, and the last day of each June, September, December and March thereafter of not less than the greater of (i) the amount equal to 80% of the revenue for the trailing three-month period ending on such day, as set forth in the annual projections delivered to the CIBC, and approved by CIBC, and (ii) the revenue for the trailing three-month period ending on the last day of the month for which this covenant had most recently been tested prior to such day. Further, the Company on and at all times after April 17, 2020, maintain unrestricted cash in an aggregate amount equal to or greater than the Adjusted EBITDA loss as defined in the CIBC Agreement for the four-month period ending on any date of determination. As of September 30, 2020, the Company was in compliance with all the covenants contained in CIBC Agreement.
The CIBC Loan as of September 30, 2020, consists of the following (in thousands):

September 30,
2020
Term loan	$17,000
Less: debt issuance costs	(237)
Term loan	$16,763

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Company paid $0.3 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the three months ended September 30, 2020 and nine months ended September 30, 2020, the Company recorded interest expense related to deferred financing and debt issuance costs of CIBC Loan of less than $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.2 million and $0.5 million during the three and nine months ended September 30, 2020, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly-owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received $0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement will bear no interest and is payable within 60 months after receipt of funds. As of September 30, 2020, Pulmonx International Sàrl did not make any repayment of credit agreement.
Paycheck Protection Program
On April 16, 2020, the Company received $2.7 million in support from the Paycheck Protection Program (the “PPP”) established by the U.S. federal government as part of the CARES Act for the PPP. Because the U.S. government subsequently changed its position and guidelines related to the PPP and publicly traded companies, the Company repaid the loan on May 1, 2020.
Convertible Notes
In April 2020, the Company entered into a Note Purchase Agreement and Convertible Promissory Notes (collectively the “2020 Notes Agreement”) with certain investors (the “Lenders”) to issue convertible promissory notes (the “2020 Notes”) for a maximum aggregate amount of $66.0 million. In April 2020, the Company received $33.0 million in gross proceeds from issuance of the 2020 Notes. Upon meeting customary closing conditions, the Company can draw up to an additional $33.0 million, provided that any such draw be for no less than $5.0 million on or prior to April 17, 2022. All unpaid interest and principal will be due and payable upon request of the majority of Lenders (“Majority Holders”) on or after the earlier of April 17, 2022 or an event of default. The 2020 Notes accrue interest at a rate equal to 2.0% above the Wall Street Journal Prime Rate. The Company may prepay the 2020 Notes prior to April 17, 2022 only with the consent of the Majority Holders.
In the event that the Company issues and sells shares of its convertible preferred stock to investors with total proceeds of not less than $30.0 million (excluding the conversion of the 2020 Notes or other convertible securities issued for capital raising purposes) (a “Qualified Financing”), then the outstanding principal amount of the 2020 Notes and any unpaid accrued interest shall automatically convert into the same class and series of convertible preferred stock sold in the Qualified Financing at a conversion price equal to the lesser of (i) the price per share paid for preferred stock in the Qualified Financing multiplied by either 85% if the conversion takes place within 18 months of the Initial Closing, or 80% otherwise, and (ii) $13.20 per share.
In the event the Company sells shares of convertible preferred stock in a transaction that does not constitute a Qualified Financing (a “Non-Qualified Financing”), then the Majority Holders will have the option to treat such Non-Qualified Financing as a Qualified Financing; provided, that, the Majority Holders may not elect to convert the 2020 Notes held by any Significant Holder in the Non-Qualified Financing without such Significant Holder’s consent unless such Non-Qualified Financing (a) is led by an investor who is not currently a stockholder of the Company and (ii) raises at least $10.0 million in total proceeds from investors who are not currently stockholders of

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

the Company. A Significant Holder is a holder of the 2020 Notes equal to or greater than $20 million. If there is an event of default, then the conversion of the 2020 Notes will be at a conversion price equal to the lesser of:
a.the price per share paid for convertible preferred stock by the Investors in the Non-Qualified Financing multiplied by 75% , and
b.the Series G-1 convertible preferred stock conversion price of $13.20 per share multiplied by 75%.
Upon an initial public offering which results in net proceeds of not less than $30.0 million (a “Qualified IPO”), the outstanding 2020 Notes and any unpaid accrued interest shall automatically convert in whole into shares of the Company’s common stock at a conversion price equal to the lesser of (i) price per share paid for common stock in the Qualified IPO multiplied by either 85% if the conversion takes place within 18 months of the Initial Closing, or 80% otherwise, and (ii) $13.20 per share.
Upon an initial public offering that does not constitute a Qualified IPO (a “Non-Qualified IPO”), the Majority Holders shall have the option to treat such Non-Qualified IPO as a Qualified IPO; provided that if there is an event of default, conversion of the 2020 Notes will be at a conversion price equal to the lesser of:
a.the price per share paid for common stock in the Non-Qualified IPO multiplied by 75%, and
b.the Series G- 1 convertible preferred stock conversion price of $13.20 per share multiplied by 75%.
At any other time upon the election of the Majority Holders or a Significant Holder, the outstanding principal amount of the 2020 Notes and any unpaid accrued interest will convert in whole into the Company’s Series G-1 convertible preferred stock at the Series G-1 convertible preferred stock conversion price of $13.20 per share. If there is an event of default prior to selection of such option, the 2020 Notes will be converted at a conversion price equal to the Series G-1 convertible preferred stock conversion price of $13.20 per share multiplied by 75%.
Upon any event of default, the Majority Holders can, at written notice to the Company, declare the principal and unpaid accrued interest under the 2020 Notes immediately due and payable.
The 2020 Notes include embedded derivatives that are required to be bifurcated from the 2020 Notes and accounted for separately as a single, compound embedded derivative instrument under ASC 815, Derivatives (“2020 Notes derivative liability”). The Company determined that the share settled redemption in the case of a financing or an IPO discussed above represents an embedded derivative that is not clearly and closely related to the debt host and have accounted for these settlement alternatives as separate embedded derivative liability. The fair value of the 2020 derivative liability of $3.9 million was recorded on the issuance date of the 2020 Notes resulting in a debt discount, which is reported as a direct deduction from the face amount of the 2020 Notes. The 2020 derivative liability is remeasured to its fair value at the end of each reporting period and any change in fair value is recognized in other income (expense), net in the statements of operations and comprehensive loss (Note 4). The change in fair value of $3.3 million and $3.9 million during the three and nine months ended September 30, 2020, respectively, was recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The fair value of the 2020 derivative liability as of September 30, 2020 was $0.0 million.
At September 30, 2020, the Company retained the ability to draw up to an additional $33.0 million under the 2020 Notes Agreement until the maturity date in April 2022.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The 2020 Notes consist of the following (in thousands):

September 30,
2020
Convertible notes	$33,000
Less: debt discount	(3,246)
Convertible notes	$29,754
The Company incurred debt issuance costs of $0.1 million in connection with the 2020 Notes Agreement, which are reported on the balance sheet as a direct deduction from the face amount of the 2020 Notes.
Debt discount of $0.1 million is amortized using the effective interest rate method over the term of the note and recorded as a non-cash interest expense.
During the three and nine months ended September 30, 2020, the Company recorded interest expense of $0.9 million and $1.6 million on the 2020 Notes. As of September 30, 2020, the 2020 Notes had an annual effective interest rate of 12.33% per year. As of September 30, 2020, the accrued interest on the 2020 Notes of $0.8 million is included in accrued liabilities on the condensed consolidated balance sheet.
The Company’s obligations with respect to the 2020 Notes are unsecured and subordinated to its obligations with respect to the CIBC Loan. The 2020 Notes have customary events of default.
Contractual Maturities of Financing Obligations
As of September 30, 2020, the aggregate future payments under the CIBC Loan, Credit Agreement, and 2020 Notes (including interest payments) are as follows (in thousands):

2020 (remaining three months)	$182
2021	723
2022	53,702
2023	—
2024	—
2025	539
Total	55,146
Less: unamortized debt discount	(3,483)
Less: interest	(4,607)
Term loan, convertible notes, and credit agreement	$47,056
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.2 million as of September 30, 2020 and December 31, 2019. The deferred revenue as of December 31, 2018 was $0.1 million, which was recognized as revenue during the year ended December 31, 2019. The deferred revenue as of December 31, 2019 was $0.2 million, which was recognized as revenue during the nine months ended September 30, 2020.
The Company disaggregates its revenue by major geographic region, which has been disclosed in Note 14, “Segment Information”.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

8.    Leases, Lease Commitments and Contingencies
The Company has a lease for its headquarters location in Redwood City, California. In October 2019, the Company renewed its lease for the headquarters location in Redwood City, California for an additional five years commencing in August 2020 and expiring in July 2025. The monthly base rent during the renewed term will be $0.1 million and is subject to an annual increase of 3.5%. The Company is responsible for its share of real estate taxes, common area maintenance and management fees. The Company is eligible to receive a tenant improvement allowance of $0.2 million after commencement of the renewal term in August 2020, which was not received as of September 30, 2020.
During 2013, the Company entered into a five-year lease for office facilities in Switzerland. The Company had an option to extend the lease through January 2022, which was not exercised by the Company. Per the lease terms, in the event the option to extend is not exercised, the lease remains in force and can be terminated with a 12-month’s notice.
In April 2020, the Company executed a sublease for another office facility in Redwood City, California for a three-year term commencing on June 1, 2020. The lease agreement provides for early termination if the Company or Sublandlord elects to terminate the lease. The early termination may only occur on or after the expiration of the 18th full calendar month of the sublease term.
In September 2020, the Company amended a sublease agreement entered in April 2020, to include additional facility space in Redwood City, California for a four-year term. The amendment was accounted as a separate sublease agreement. The sublease agreement contains a rent free period through February 14, 2021, after which rent is approximately $0.1 million per month. The sublease agreement can be extended for an additional twelve month period, at the Company’s option. The amendment also changed the lease term of sublease agreement entered in April 2020, which was extended until May 31, 2024, but left the early termination clause unchanged.
The Company has leases on two vehicle leases with lease terms ranging from 2 to 4 years.
Operating lease cost consists of the following (in thousands):

Nine Months Ended September 30, 2020
Operating lease cost	$1,322
Short-term lease cost	9
Variable lease cost	227
Total lease cost	$1,558

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of September 30, 2020 (in thousands):

2020 (remaining 3 months)	$522
2021	2,712
2022	2,069
2023	2,795
2024	2,589
2025 and beyond	1,007
Total minimum lease payments	11,694
Less: Amount of lease payments representing interest	1,517
Present value of future minimum lease payments	$10,177
Less: Current lease liabilities	$1,927
Long-term lease liabilities	$8,250
The following table summarizes additional information related to the Company’s operating leases as of September 30, 2020 (in thousands, except weighted average data):

Right of use asset	$9,489
Weighted average remaining lease term (years)	4.37
Weighted average discount rate (percent)	6.1
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$963
Right-of-use assets obtained in exchange for lease liabilities	$3,882
Contingencies
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determinable that such a liability for litigation and contingencies are both probable and reasonably estimable.
In December 2018, a former distributor outside the United States filed suit alleging the Company’s subsidiary, PulmonX International Sàrl, conducted unfair competitive practices and violated the exclusive distribution rights as a result of the subsidiary’s termination of its distribution agreement. The complaint seeks pecuniary and non-pecuniary damages. The Company is in the initial stages of evaluating this matter and does not believe the impact of any such matter will be material to the Company’s results of operation or financial position.
9.    Income Taxes
The income tax expense for the nine months ended September 30, 2020 and 2019 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
The income tax expense for the nine months ended September 30, 2020 and 2019 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted in March 2020 did not provide an income tax benefit for the Company given its historical U.S. losses and a full valuation allowance against its net U.S. deferred tax assets.
10.    Warrants for Convertible Preferred Stock
A summary of the outstanding convertible preferred stock warrants is as follows (in thousands, except per share and share amounts):

		December 31, 2019
	Exercise Price Per share	Shares	Fair Value of Liability	Expiration Date
Series C-1 convertible preferred stock warrants	$10.57	215,291	$—	February 9, 2020
Series C-1 Convertible Preferred Stock Warrants
In January and February 2020, warrants to purchase 213,876 shares of Series C-1 convertible preferred stock were exercised at an exercise price of $10.57 per share, yielding $2.3 million cash proceeds. Warrants to purchase 1,415 shares of Series C-1 convertible preferred stock warrants expired unexercised. As of September 30, 2020, no Series C-1 convertible preferred stock warrants were outstanding.
11.    Convertible Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue up to 22,874,341 shares of convertible preferred stock.
In April 2019, the Company issued 3,030,296 shares of Series G-1 convertible preferred stock at a price of $13.20 per share for cash proceeds of approximately $40.0 million. Additionally, the Company issued 1,903,935 shares of Series G-1 convertible preferred stock at a price of $13.20 per share upon the conversion of $25.1 million of convertible promissory notes and accrued interest with Boston Scientific Corporation.
As of December 31, 2019, convertible preferred stock consists of the following (in thousands, except per share and share amounts):

Series	Number of Shares Authorized	Number of Shares Issued and Outstanding	Carrying Value(1)	Liquidation Preference per Share	Liquidation Value
Series A-1	8,486,224	848,595	$8,135	$9.59	$8,138
Series B-1	24,224,676	2,422,444	23,130	10.57	25,605
Series C-1	39,422,980	3,726,974	37,306	10.57	39,395
Series D-1	9,400,000	939,979	10,268	11.00	10,340
Series E-1	9,230,768	923,049	11,896	13.00	12,000
Series F-1	37,878,787	3,787,878	49,800	13.20	50,000
Series G-1	49,342,376	4,934,231	64,804	13.20	65,132
Total	177,985,811	17,583,150	$205,339		$210,610

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

_______________
(1)Carrying values above are net of issuance costs.
As of September 30, 2020, convertible preferred stock consists of the following (in thousands, except per share and share amounts):

Series	Number of Shares Authorized	Number of Shares Issued and Outstanding	Carrying Value(1)	Liquidation Preference per Share	Liquidation Value
Series A-1	848,623	848,595	$8,135	$9.59	$8,138
Series B-1	2,422,468	2,422,444	23,130	10.57	25,605
Series C-1	3,942,298	3,940,850	39,566	10.57	41,655
Series D-1	940,000	939,979	10,268	11.00	10,340
Series E-1	923,077	923,049	11,896	13.00	12,000
Series F-1	3,787,879	3,787,878	49,800	13.20	50,000
Series G-1	10,009,996	4,934,231	64,804	13.20	65,132
Total	22,874,341	17,797,026	$207,599		$212,870
_______________
(1)Carrying values above are net of issuance costs.
Dividends
The holders of Series A-1, Series B-1, Series C-1, Series D-1, Series E-1, Series F-1 and Series G-1 convertible preferred stock are entitled to receive dividends, out of any assets legally available, prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at a rate of $0.7672, $0.8456, $0.8456, $0.88, $1.04, $1.056 and $1.056 respectively, per share per year (as adjusted for stock splits, stock dividends, reclassifications and similar events) payable quarterly when, and as declared by the Board of Directors and are not cumulative. After payment of such dividends, any additional dividends shall be distributed the holders of Series A-1, Series B-1, Series C-1, Series D-1, Series E-1, Series F-1 and Series G-1 convertible preferred stock and common stock on a pro rata basis. No dividends have been declared to date.
Liquidation
In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series G-1 convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of the assets of the Corporation or any such consideration to the holders of Series A-1, Series B-1, Series C-1, Series D-1, Series E-1 and Series F-1 convertible preferred stock or the holders of common stock, an amount equal to $13.20 per share (as adjusted for stock splits, stock dividends, reclassification and similar events) plus any declared but unpaid dividends. If upon the occurrence of such event, the assets and funds available are insufficient to permit the payment to the Series G-1 convertible preferred stockholders of the full preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of Series G-1 convertible preferred stock in proportion to the preferential amount each such holder is otherwise entitled to receive. After the payment in full of the Series G-1 liquidation preference, the holders of Series F-1 convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of the assets of the Corporation or any such consideration to the holders of Series A-1, Series B-1, Series C-1, Series D-1 and Series E-1 convertible preferred stock or the holders of common stock, an amount equal to $13.20 per share (as adjusted for stock splits, stock dividends, reclassification and similar events) plus any declared but unpaid dividends. If upon the occurrence of such event, the assets and funds available are insufficient to permit the payment to the Series F-1 convertible preferred stockholders of the full preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of Series F-1 convertible preferred stock in proportion to the preferential amount each such holder is otherwise entitled to receive. After the payment in full of the Series F-1 liquidation preference, the holders of the Series E-1 convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of the assets of the Corporation or any such consideration to

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

the holders of Series A-1, Series B-1, Series C-1, and Series D-1 convertible preferred stock or the holders of common stock, an amount equal to $13.00 per share (as adjusted for stock splits, stock dividends, reclassification and similar events) plus any declared but unpaid dividends. If upon the occurrence of such event, after payment in full of the Series F-1 liquidation preference, the assets and funds available are insufficient to permit the payment to the Series E-1 convertible preferred stockholders of the full preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of Series E-1 convertible preferred stock in proportion to the preferential amount each such holder is otherwise entitled to receive. After the payment in full of the Series F-1 liquidation preference and the Series E-1 liquidation preference, the holders of Series A-1, Series B-1, Series C-1 and Series D-1 convertible preferred stock are entitled to receive, prior and in preference to any distribution of the assets of the Corporation or any such consideration to the holders of common stock, an amount equal to $9.59, $10.57, $10.57 and $11.00 per share (as adjusted for stock splits, stock dividends, reclassification and similar events) plus any declared but unpaid dividends. If upon the occurrence of such liquidation, the assets and funds of the Company legally available for distribution are insufficient to permit payment to such holders, then the entire remaining assets and funds shall be distributed ratably among such holders in proportion to the preferential amounts each such holder is otherwise entitled to receive.
In the event of a Liquidation Transaction involving one or more third parties other than the purchaser of Series F-1 convertible preferred stock and after the payment in full of the liquidation preference required to be paid, the holders of the Series F-1 convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company or any such consideration to the holders of common stock an amount equal to the Additional Preference (as defined below) for each share of Series F-1 preferred stock then held by them. Upon the closing of a Liquidation Transaction, if the amounts earned or payable to the stockholders of the Corporation on or before the one (1) year anniversary of the closing of such Liquidation Transaction is (i) equal to or greater than $250.0 million but less than $300.0 million, the Additional Preference is equal to $3.30 per share (as adjusted for stock splits, stock dividends, reclassifications and the like) for each share of Series F-1 convertible preferred stock then held by them, (ii) equal to or greater than $300.0 million but less than $350.0 million, the Additional Preference is equal to $5.00 per share (as adjusted for stock splits, stock dividends, reclassifications and the like) for each share of Series F-1 preferred stock then held by them, and (iii) equal to or greater than $350.0 million, the Additional Preference is equal to $6.60 per share (as adjusted for stock splits, stock dividends, reclassifications and the like) for each share of Series F-1 convertible preferred stock then held by them.
After liquidation preferences to the convertible preferred stockholders have been paid, and after the Additional Preference has been paid, if any, the remaining assets of the Company shall be distributed to the holders of common stock, Series A-1, Series B-1, Series C-1, Series D-1, Series E-1, Series F-1 and Series G-1 convertible preferred stock as if the convertible preferred shares were converted into common stock at then-applicable conversion price until the Series A-1, Series B-1, Series C-1, Series D-1, Series E-1, Series F-1 and Series G-1 convertible preferred stock have received an aggregate amount (including the initial preference amount) equal to $28.77, $31.71, $31.71, $33.00, $39.00, $39.60 and $39.60 per share (as adjusted for stock splits, stock dividends, reclassifications and similar events) plus any declared and unpaid dividends. The holders of common stock are entitled to receive ratably on a per-share basis all remaining assets.
A liquidation, dissolution or winding up of the Company shall be deemed to be occasioned by, or include, (A) the sale, lease, license on an exclusive basis, conveyance or disposition (whether by merger or otherwise) by the Company of all or substantially all of the assets of the Company, or the sale or disposition of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, or (B) the merger of the Company with or into any other corporation, limited liability company or other entity (other than a wholly-owned subsidiary of the Company); provided that none of the following shall be considered a Liquidation Transaction: (i) a merger effected exclusively for the purpose of changing the domicile of the Company, (ii) an equity financing effected for bona fide capital raising purposes in which the Company is the surviving entity or (iii) any transaction in which the stockholders of the Company immediately prior to the transaction own greater than 50% of the voting power of the Company or such other surviving or resulting entity (or if the Company or such other surviving or resulting entity is a wholly-owned subsidiary immediately following such acquisition, its parent).

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Voting
The holders of convertible preferred stock shall have the same voting rights as the holders of common stock. The holders of common stock and the convertible preferred stock shall vote together as a single class on all matters. Each holder of common stock shall be entitled to one vote for each share of common stock held, and each holder of convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted.
As of September 30, 2020, the Board of Directors was comprised of eight members. For so long as there are outstanding at least 50,000 shares of Series A-1 convertible preferred stock (as adjusted for stock splits, reclassifications or similar events), the holders of Series A-1 convertible preferred stock, voting as a separate class, shall be entitled to elect one member of the Company’s Board of Directors. For so long as there are outstanding at least 50,000 shares of Series B-1 convertible preferred stock (as adjusted for stock splits, reclassifications or similar events), the holders of Series B-1 convertible preferred stock, voting as a separate class, shall also be entitled to elect two members of the Company’s Board of Directors. For so long as there are outstanding at least 50,000 shares of Series C-1 convertible preferred stock (as adjusted for stock splits, reclassifications or other similar transactions), the holders of Series C-1 convertible preferred stock, voting as a separate class, shall be entitled to elect two members of the Company’s Board of Directors. For so long as there are outstanding at least 50,000 shares of Series G-1 convertible preferred stock (as adjusted for stock splits, reclassifications or other similar transactions), the holders of Series G-1 convertible preferred stock, voting as a separate class, shall be entitled to elect one member of the Company’s Board of Directors. The holders of common stock and convertible preferred stock, voting together as a single class on an as-if-converted basis, shall be entitled to elect all remaining members of the Board of Directors.
Conversion
Each share of convertible preferred stock shall be convertible, at the option of the holder at any time after the date of issuance into the number of fully paid and non-assessable shares of common stock as determined by dividing the original issue price per share of each series of convertible preferred stock by the conversion price per share in effect for the shares of each series of convertible preferred stock at the time of conversion. The original conversion price per share of Series A-1, Series B-1, Series C-1, Series D-1, Series E-1, Series F-1 and Series G-1 convertible preferred stock shall be the original issue price, subject to adjustment, as described in the Company’s Amended and Restated Certificate of Incorporation.
Each share of convertible preferred stock shall automatically be converted into shares of common stock at the conversion rate at the time in effect for such share immediately upon the earlier of (i) the Company’s sale of its common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933 (“IPO”) which results in aggregate cash proceeds to the Company of not less than $30.0 million (net of underwriting discounts and commissions) (“Qualified IPO”) or (ii) the date specified by the vote or written consent of the holders of at least a majority of the then outstanding shares of convertible preferred stock, voting together as a single class. However, if the offering price to the public in a Qualified IPO (“Public Offering Price”) is less than 1.15 times of the conversion price of the Series G-1 convertible preferred stock in effect immediately prior to the Qualified IPO, then the conversion price for the Series G-1 convertible preferred stock shall be adjusted such that, upon the closing of the Qualified IPO, each share of Series G-1 convertible preferred stock will convert into that number of shares of common stock equal to the sum of (a) the number of shares of common stock issuable upon conversion of such share of Series G-1 convertible preferred stock immediately prior to the Qualified IPO (the “Pre-IPO Shares”) and (b) an additional number of shares of common stock determined by multiplying the Pre-IPO Shares by the quotient of (x) the difference between 1.15 times the conversion price of the Series G-1 convertible preferred stock immediately prior to the Qualified IPO and the Public Offering Price, divided by (y) the Public Offering Price.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

12.    Stockholders’ Deficit
Common Stock
As of September 30, 2020 and December 31, 2019, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 and 240,000,000 shares of common stock, respectively. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote. During 2019 the Company constructively retired 414 shares of common stock during the year that were abandoned.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	September 30,	December 31,
	2020	2019
Series A-1 convertible preferred stock outstanding	848,595	848,595
Series B-1 convertible preferred stock outstanding	2,422,444	2,422,444
Series C-1 convertible preferred stock outstanding	3,940,850	3,726,974
Series D-1 convertible preferred stock outstanding	939,979	939,979
Series E-1 convertible preferred stock outstanding	923,049	923,049
Series F-1 convertible preferred stock outstanding	3,787,878	3,787,878
Series G-1 convertible preferred stock outstanding	4,934,231	4,934,231
Warrants to purchase Series C-1 convertible preferred stock	—	215,291
Convertible notes*	2,561,484	—
Common stock options issued and outstanding	2,940,930	3,279,324
Common stock available for future grants	3,253,500	77,603
Total	26,552,940	21,155,368
_______________
*At September 30, 2020, the conversion of the 2020 Notes into convertible preferred stock was dependent on the outstanding loan balance including accrued interest and the per share conversion price (see Note 6). Upon closing the IPO, on October 5, 2020, the aggregate outstanding principal amount plus accrued interest under the 2020 Notes converted into 2,561,484 shares of common stock, which was used to determine the number of common stock issuable upon conversion of 2020 Notes.
Stock Option Plan
A summary of stock option activity for the nine months ended September 30, 2020 is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2020	77,603	3,279,324	$1.66
Additional shares reserved	4,553,378	—
Options granted	(1,416,271)	1,416,271	6.36
Options exercised		(1,711,621)	1.55
Options canceled(1)	38,790	(43,044)	4.67
Balance, September 30, 2020	3,253,500	2,940,930	$3.94
______________

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

(1)Canceled stock options issued under the Company’s 2000 Stock Plan were canceled after the 2010 Stock Plan was approved and are not included in the shares available for grant as they were not returned to the stock option pool.
The weighted average exercise price and aggregate intrinsic value of options outstanding and exercisable at September 30, 2020 was $3.94 per share and $44.3 million, respectively.

	September 30, 2020
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	1,137,472	$1.79	5.86
Options vested and expected to vest	2,940,930	$3.94	8.16
Total intrinsic value of options vested and expected to vest as of September 30, 2020 was $44.3 million.
Early Exercise of Stock Options
Under the terms of the individual option grants, all options are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options may be exercised prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the nine months ended September 30, 2020 and 2019, the Company repurchased 10,000 and 812 shares of common stock for less than $0.1 million and less than $0.1 million, respectively. As of September 30, 2020 and December 31, 2019, 381,387 and 199,810 shares were subject to repurchase, with an aggregate exercise price of $0.7 million and $0.3 million, respectively, and were recorded in other current liabilities.
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$37	$4	$67	$13
Research and development	63	13	96	44
Selling, general and administrative	418	55	723	140
Total	$518	$72	$886	$197
As of September 30, 2020, there was $14.3 million of unrecognized compensation costs related to non-vested common stock options, expected to be recognized over a weighted-average period of 2.41 years.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

13.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net loss attributable to common stockholders	$(3,860)	$(4,335)	$(22,934)	$(16,034)
Denominator
Weighted-average common stock outstanding	2,951,564	1,825,452	2,389,145	1,761,714
Less: weighted-average common shares subject to repurchase	(136,766)	(25,166)	(168,411)	(21,642)
Weighted-average common shares used to compute basic and diluted net loss per share	2,814,798	1,800,286	2,220,734	1,740,072
Net loss per share attributable to common stockholders, basic and diluted	$(1.37)	$(2.41)	$(10.33)	$(9.21)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of September 30,
	2020	2019
Convertible preferred stock	17,797,026	17,583,150
Convertible preferred stock warrants	—	215,291
Options to purchase common stock	2,940,930	2,703,723
Unvested early exercised common stock options	381,387	175,331
Convertible notes*	2,561,484	—
Total	23,680,827	20,677,495
_______________
*At September 30, 2020, the conversion of the 2020 Notes into convertible preferred stock was dependent on the outstanding loan balance including accrued interest and the per share conversion price (see Note 6). Upon closing the IPO, on October 5, 2020, the aggregate outstanding principal amount plus accrued interest under the 2020 Notes converted into 2,561,484 shares of common stock, which was used to determine the number of common stock issuable upon conversion of 2020 Notes.
14.    Segment Information
The chief operating decision maker for the Company is the Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The Company’s Chief Executive Officer evaluates performance based primarily on revenue in the geographic locations in which the Company operates.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Europe, Middle-East and Africa (“EMEA”)	$4,440	$4,698	$9,703	$13,441
Asia Pacific	827	915	1,846	2,609
Other International	—	86	39	197
United States	5,345	3,405	11,315	6,001
Total	$10,612	$9,104	$22,903	$22,248
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2020	2019
United States	$1,129	$852
EMEA	28	40
Asia Pacific	7	10
Total	$1,164	$902
15.    Subsequent Events
On October 5, 2020, the Company paid $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC.
On October 5, 2020, upon the closing of IPO, the Company issued 11,500,000 shares of its common stock at a price of $19.00 per share, which included the issuance of shares in connection with the exercise by the underwriters of their option to purchase 1,500,000 additional shares. The Company received net proceeds of $201.4 million after deducting underwriting discounts, commissions, and offering costs. In connection with the completion of its IPO, on October 5, 2020, the Company’s certificate of incorporation was amended and restated to provide for 200,000,000 authorized shares of common stock with a par value of $0.001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share.
In connection with the closing of the IPO, all outstanding shares of the Company’s preferred stock converted into 17,797,026 shares of common stock which resulted in the reclassification of the carrying value of the preferred stock to common stock and additional paid-in capital. Additionally, the $33.0 million aggregate outstanding principal amount and $0.8 million accrued interest of the 2020 Notes converted into 2,561,484 shares of common stock at a conversion price of $13.20 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” under Part II, Item 1A and those discussed in our final prospectus for our initial public offering dated October 1, 2020, and filed with the SEC, pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended.
Overview
We are a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (COPD). Our solution, which is comprised of the Zephyr Endobronchial Valve (Zephyr Valve), the Chartis Pulmonary Assessment System (Chartis System) and the StratX Lung Analysis Platform (StratX Platform), is designed to treat severe emphysema patients who, despite medical management, are still profoundly symptomatic and either do not want or are ineligible for surgical approaches. We estimate our solution currently addresses approximately 500,000 patients in the United States and 700,000 patients in select international markets, which represents a global market opportunity of approximately $12 billion.
We have a compelling body of clinical evidence with over 100 scientific articles published regarding the clinical benefits of Zephyr Valves, including in The New England Journal of Medicine, The Lancet and the American Journal of Respiratory and Critical Care Medicine. Multiple randomized controlled clinical trials have demonstrated that patients selected with the Chartis System and successfully treated with Zephyr Valves have shown statistically and clinically significant improvements in lung function, exercise capacity and quality of life compared to medical management alone.
In June 2018, we received pre-market approval (PMA) by the U.S. Food and Drug Administration (FDA) as a result of our breakthrough technology designation. The Zephyr Valve is now commercially available in more than 25 countries, with over 80,000 valves used to treat more than 20,000 patients through September 30, 2020. We have established reimbursement in major markets in North America, Europe and Asia Pacific and the Zephyr Valve has been included in treatment guidelines for COPD worldwide.
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the approximately 800 pulmonologists performing interventional pulmonary procedures and across approximately 500 high volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. We employ both direct and distributor-based sales models, with over 90% of our revenue generated in markets where we sell directly.
In the United States, our solution is reimbursed based on established Category I Current Procedural Terminology (CPT) and ICD-10 Procedure Coding System (PCS) codes and associated MS-DRG and APC payment groupings. Current reimbursement in the United States is generally sufficient to cover the hospital costs of the procedure and related inpatient care. Commercial payors such as Aetna, Humana, and Health Care Service Corporation have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Medicare covers our solution for patients when medically necessary, and other commercial insurers are approving pre-authorization requests on a case-by-case basis. Outside the United States, our solution is covered by major health systems across much of Europe, Australia and South Korea.

We manufacture all our products at our headquarters located in Redwood City, California. This facility supports production and distribution operations, including manufacturing, quality control, raw material and finished goods storage. We have manufactured all our products at this facility for over ten years. We also store finished goods at secondary facilities. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions and have an established distribution system for both U.S. and international customers.
We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, and sales and marketing activities. We generated revenue of $10.6 million, with a gross margin of 70.3% and a net loss of $3.9 million, for the three months ended September 30, 2020 compared to revenue of $9.1 million, with a gross margin of 70.4% and a net loss of $4.3 million, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we generated revenue of $22.9 million, with a gross margin of 61.7% and a net loss of $22.9 million, compared to revenue of $22.2 million, with a gross margin of 67.8% and a net loss of $16.0 million, for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $233.4 million, cash and cash equivalents of $39.8 million, and $47.1 million of outstanding term loans, convertible notes, and credit agreements, net of debt discount and debt issuance costs. In April 2020, we also received $33.0 million in aggregate gross proceeds from the issuance and sale of convertible promissory notes, or the 2020 Notes. We have the option to call up to an additional $33.0 million for a maximum aggregate amount of $66.0 million, subject to customary closing conditions and provided that any such call be for no less than $5.0 million on or prior to April 17, 2022. All unpaid interest and principal will be due and payable upon request of the majority of Lenders on or after the earlier of April 17, 2022 or an event of default.
On September 30, 2020, our Registration Statement on Form S-1 (File No. 333-248635) relating to our initial public offering (IPO), was declared effective by the Securities Exchange Commission, or SEC. Pursuant to the Registration Statement, we issued and sold an aggregate of 11,500,000 shares of common stock (inclusive of 1,500,000 shares pursuant to the exercise by the underwriters of their option) at a price of $19.00 per share for aggregate cash proceeds of $201.4 million, net of underwriting discounts, commissions and offering costs. The sale and issuance of 11,500,000 shares in the IPO closed on October 5, 2020. Upon the closing of the IPO on October 5, 2020, all outstanding shares of convertible preferred stock automatically converted into 17,797,026 shares of common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our solution. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of the Zephyr Valve and to support regulatory submissions. We intend to make significant investments building our sales and marketing organization by increasing the number of sales territory managers and continuing our marketing efforts in existing and new markets throughout the United States, Europe and Asia Pacific. We also intend to continue to make investments in research and development efforts to develop our next generation products and support our future regulatory submissions to increase our addressable market and to expand indications and new markets. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require substantial additional funding, which may include future equity and debt financings.
Management believes that the Company’s existing cash and cash equivalents, together with the net proceeds from our IPO, which closed October 5, 2020, will allow the Company to continue its operations for at least the next 12 months.
Impact of the COVID-19 Pandemic
Since it was reported to have surfaced in December 2019, a novel strain of coronavirus (COVID-19) has spread across the world and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have been significant and governments around the world, including in the United States, Europe and Asia, have implemented severe travel restrictions, social distancing requirements, quarantines, stay-at-home orders and other significant restrictions which have also resulted in delay of clinical trials and FDA operations. As a result, the current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, including our sales force, hospitals, physicians, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. and world economy and in financial markets.
The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by decreasing and delaying substantially all procedures performed using our products, and we expect the pandemic to continue to negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our products has decreased substantially as healthcare organizations across the globe have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. For example, in the United States, governmental authorities have recommended, and, in certain cases, required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients.
In response to the COVID-19 pandemic, we have implemented a variety of measures intended to help us manage through its impact and position us to resume operations quickly and efficiently once these restrictions are lifted. These measures include:
•Establishing safety protocols, facility enhancements, and work-from-home strategies to protect our employees;
•Ensuring that our manufacturing and supply chain operations remain intact and operational, and building over four months of inventory;
•Keeping our workforce intact and continuing to build our team, including expansion of our U.S. sales force;
•Continuing to focus on new account openings and implementing virtual physician and sales force training programs;
•Accelerating our physician education programs and direct-to-patient marketing efforts through social media or other virtual forums;
•Temporarily cutting over $2 million in discretionary spending in the second quarter of 2020;
•Increasing our capital base by $33.0 million through a convertible debt offering with existing and new investors in April 2020; and
•Continuing to invest in research and development activities in order to advance our AeriSeal clinical programs.
The COVID-19 pandemic has also negatively impacted the number of procedures using the Zephyr Valve as hospitals focus on COVID-19 and as patients postpone healthcare visits and treatments. Specifically, beginning in the second half of March, substantially all procedures using our products were postponed or cancelled as COVID-19 spread to the various regions across the globe where we conduct our business and sell our products. Unit volumes for our Zephyr Valves sold declined by approximately 55% for the three months ended June 30, 2020 compared to the three month period ended March 31, 2020, reaching a year to date monthly low in April. However, beginning in May, we began to see signs of a recovery in our business, and by September 30, 2020 the total number of Zephyr Valves sold in the third quarter had exceeded the total number of Zephyr Valves sold during the three months ended March 31, 2020.

Although no assurance can be given that this trend will continue, we are encouraged by the signs of recovery of our business in the third quarter of 2020, and we believe the following key indicators are contributing to the stabilization of our business:
•Continued opening of new accounts;
•Strong physician participation in virtual trainings;
•A strong patient pipeline evidenced by an increase in StratX report activity near to pre-COVID-19 levels, a rebound in patient calls into hospitals inquiring about our procedure, and a resumption of patient calls to our reimbursement support service; and
•Hospitals and centers beginning to accept patients for elective procedures.
Despite the encouraging signs of recovery of our business, we believe the measures and challenges resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain, and will continue to significantly reduce our revenue and negatively impact our business, financial condition and results of operations while the pandemic continues. As a result, we cannot assure you that our recent increase in the Zephyr Valves sold are indicative of future results or that we will not experience additional negative impacts associated with COVID-19, which could be significant. In particular, we believe the reduction in the backlog of patients who have cancelled or postponed their procedures in the second quarter of 2020 is significantly contributing to the number of procedures and Zephyr Valves sold in the third quarter of 2020 as hospitals and centers are beginning to accept patients for elective procedures. However, the number of Zephyr Valves sold in the future may decrease as the backlog of patients who have cancelled or postponed their procedures due to the pandemic is reduced. Further, once the pandemic subsides, there may be a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals relating to a variety of medical conditions, and as a result, patients seeking treatment with Zephyr Valves may have to navigate limited provider capacity. We believe this limited provider and hospital capacity could have a significant adverse effect on our business, financial condition and results of operations following the end of the pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
Our consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. See “Risk Factors—Risks Related to Our Business and Strategy—A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.”
Factors Affecting our Business and Results of Operations
We believe there are several important factors in addition to the COVID-19 pandemic that have impacted and that we expect will continue to impact our business and results of operations. These factors include:
Our Ability to Recruit, Train and Retain Our Sales Force and its Productivity
We have made, and intend to continue to make, significant investments in recruiting, training and retaining our direct sales force. This process requires significant education and training for our sales personnel to achieve the level of technical competency with our products that is expected by physicians and to gain experience building demand for our products. Upon completion of the training, our sales personnel typically require time in the field to grow their network of accounts and increase their productivity to the levels we expect. Successfully recruiting, training and retaining additional sales personnel will be required to achieve growth. In addition, inability to attract qualified sales personnel or the loss of any productive sales personnel would have a negative impact on our ability to grow our business.

We have in the past and expect in the future to enter into different compensation arrangements with our sales professionals, which include minimum guaranteed commissions. This has impacted our compensation expenses in the past and we expect it will do so in the future.
Physician, Patient and Hospital Awareness and Acceptance of Our Solution
Our goal is to establish our solution as a standard of care for severe emphysema. We intend to continue to promote awareness of our solution through training and educating physicians, pulmonary rehabilitation centers, key opinion leaders and various medical societies on the proven clinical benefits of Zephyr Valves. In addition, we intend to continue to publish additional clinical data in various industry and scientific journals and online and to present at various industry conferences. We plan to continue building patient awareness through our direct-to-patient marketing initiatives, which include advertising, social media and online education. We also intend to continue helping physicians in their outreach to patients and other healthcare providers. These efforts require significant investment by our marketing and sales organization, and vary depending upon the physician’s practice specialization, and personal preferences and geographic location of physicians, pulmonary rehabilitation centers and patients. In order to grow our business, we will need to continue to make significant investments in training and educating hospitals, physicians and patients on the advantages of our solution for the treatment of severe emphysema.
Third-Party Reimbursement
Since achieving regulatory approval in the United States in June 2018, we have launched the Zephyr Valve treatment and have made progress securing third-party payor reimbursement. The majority of our patients are Medicare beneficiaries. We estimate that roughly 75% of the potential Zephyr Valve patient population are Medicare/Medicaid beneficiaries, of which approximately 25% have managed Medicare/Medicaid and the remaining 50% have traditional Medicare/Medicaid. Approximately 25% of the potential Zephyr Valve patient population is under third-party commercial payor policies. A key element of our strategy remains to broaden our coverage by private third-party payor policies. As of September 30, 2020, commercial payors such as Aetna, Humana, Health Care Service Corporation, Priority Health and Emblem Health have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, such as many plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary, but these same plans are approving pre-authorization requests on a case-by-case basis. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
We have a dedicated patient reimbursement support team in the United States that works collaboratively with patients and providers to help secure the appropriate prior authorization approvals in advance of treatment. We continue to educate private insurers in the United States on our clinical data and patient selection tools in an effort to continue to expand the number of positive coverage policies, in order to increase our revenue. Outside the United States, our solution is covered by major health systems across much of Europe, Australia and South Korea.
Competition
Our industry is highly competitive and subject to rapid change from the introduction of new products and technologies and other activities of industry participants. Our goal is to establish our solution as a standard of care for severe emphysema. Existing treatments include medical management, lung volume reduction surgery (LVRS), lung transplantation as well as other minimally invasive treatments. Some of our competitors have several competitive advantages, including established relationships with pulmonologists who commonly treat patients with emphysema, significantly greater name recognition and significantly greater sales and marketing resources. In addition to competing for market share, we also compete against these companies for personnel, including qualified sales and other personnel that are necessary to grow our business. Certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we could. In addition to existing competitors, other companies may acquire or in-license competitive products and could directly compete with us. We must continue to successfully compete in light of our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who use our products.
Leveraging Our Manufacturing Capacity is Critical to Improving Our Gross Margin
With our current operating model and infrastructure, we have the capacity to significantly increase our manufacturing production. If we grow our revenue and sell more units, our fixed manufacturing costs will be spread over more units, which we believe will reduce our manufacturing costs on a per-unit basis and in turn improve our gross margin. In addition, we intend to continue investing in manufacturing efficiencies in order to reduce our overall manufacturing costs. However, other factors will continue to impact our gross margins such as geographic mix, pricing and customer discounts, incentives, support services and potential seasonality.
Investing in Research and Development to Foster Innovation to Expand Our Addressable Market
We intend to continue investing in existing and next generation technologies to further improve our products and clinical outcomes, enhance patient selection and broaden the patient population that can be treated with our products. In addition, we are continuing to invest in the accuracy and features of our patient assessment tools. Moreover, we plan to conduct clinical research of AeriSeal, a potential product in development for the treatment of severe emphysema patients who are not qualified for Zephyr Valve treatment due to excessive collateral ventilation.
While research and development and clinical testing are time consuming and costly, we believe that a pipeline of new products and product enhancements that improve efficacy, safety and cost effectiveness is critical to increasing the adoption of our solution.
Seasonality
Historically, we have experienced seasonality outside of the United States, primarily in the first and third quarters and anticipate this trend to continue. In addition, as our sales grow in the United States, we may experience seasonality based on holidays, vacations and other factors because this is an elective procedure.
Components of Our Results of Operations
Revenue
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the three months ended September 30, 2020 and September 30, 2019. No single customer accounted for more than 10% of our revenue during the nine months ended September 30, 2020 and September 30, 2019.
Revenue from sales of our products fluctuates based on volume of cases (procedures performed), the average number of Zephyr Valves used for a patient, pricing, discounts, incentives and mix of U.S. and international sales. Our revenue also fluctuates and in the future will continue to fluctuate from quarter-to-quarter due to a variety of factors, including the availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and perform the procedures using our solution and seasonality. Our revenue from international sales may also be impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.

Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of payroll and personnel-related expenses for our manufacturing and quality assurance employees, costs related to materials, components and subassemblies, third-party costs, manufacturing overhead, equipment depreciation, charges for excess, obsolete and non-sellable inventories. Overhead costs include the cost of quality assurance, testing, material procurement, inventory control, operations supervision and management and an allocation facilities overhead cost, including rent and utilities. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as those incurred for shipping our products and costs related to providing analysis services for patient scans. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect cost of goods sold to increase in absolute dollars to the extent more of our products are sold.
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily by our manufacturing costs, pricing pressures and, to a lesser extent, the percentage of products we sell in the United States versus internationally and the percentage of products we sell to distributors versus directly to hospitals. Our gross margin is typically higher on products we sell directly to hospitals as compared to products we sell through distributors.
Our gross margin may increase over the long term to the extent our production volume increases as our fixed manufacturing costs would be spread over a larger number of units, thereby reducing our per-unit manufacturing costs. We expect our gross margin to fluctuate from period to period, however, based upon the factors described above and seasonality.
Operating Expenses
Our operating expenses have consisted solely of research and development costs and selling, general and administrative costs.
Research and Development Expenses
Our research and development activities primarily consist of engineering and research programs associated with our products under development and improvements to our existing products. Research and development expenses include payroll and personnel-related costs for our research and development employees, including expenses related to stock-based compensation for employees engaged in research and development, consulting services, clinical trial expenses, regulatory expenses, prototyping, testing, laboratory supplies, and an allocation of facility overhead costs. Our clinical trial expenses include costs associated with clinical trial design, clinical trial site development and study costs, data management costs, related travel expenses, the cost of products used for clinical activities, and internal and external costs associated with our regulatory compliance. We expense research and development costs as they are incurred. We expect our research and development expenses, including related stock-based compensation expense, to increase in absolute dollars as we hire additional personnel to develop new product offerings and product enhancements.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist of payroll and personnel-related costs for our sales and marketing personnel, including variable sales compensation, travel expenses, consulting, public relations costs, direct marketing, customer training, trade show and promotional expenses, stock-based compensation and allocated facility overhead costs, and for administrative personnel that support our general operations such as information technology, executive management, financial accounting, customer services and human resources personnel. We expense sales variable compensation at the time of the sale. Selling, general and administrative expenses also include costs attributable to professional fees for legal and accounting services, insurance, consulting fees, recruiting fees, travel expense, bad debt expense and depreciation.

We intend to continue to increase the size of our sales force and our marketing spending to generate sales opportunities. We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales personnel and increase our sales support infrastructure and add additional marketing programs in order to more fully penetrate the global opportunity. We also expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our facilities and information technology to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with being a public company, compliance with exchange listing and Securities and Exchange Commission (SEC) requirements, director and officer insurance premiums and investor relations costs. We also saw an increase in our stock-based compensation expense with the establishment of our new equity plan and related grants either in the form of restricted stock units or options. Our selling, general and administrative expenses may fluctuate from period to period due to the seasonality of our business and as we continue to add direct sales territory managers in new territories.
Interest Expense and Income
Interest expense consists primarily of interest expense related to our term loan facilities and convertible notes, including amortization of debt discount and issuance costs. Interest income is predominantly derived from investing surplus cash in money market funds and short-term marketable securities.
Other Income (Expense), Net
Other income (expense), net primarily consists of changes in the fair value of our derivative liabilities, changes in the fair value of our outstanding preferred stock warrants and foreign currency exchange gains and losses. In February 2020, the warrants were partly exercised and partly expired. The final fair value of the warrant liability was reclassified to stockholders’ (equity)/deficit and we will no longer record any related periodic fair value adjustment. We will continue to adjust the Success Fee derivative liability for changes in fair value at each balance sheet date until the payment of the success fee to Oxford upon the closing of our initial public offering, with any changes in fair value recognized in the consolidated statements of operations and comprehensive loss. On October 5, 2020, we paid $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC. We will continue to adjust the 2020 Notes derivative liability for changes in fair value at each balance sheet date until the 2020 Notes are converted or repaid, with any changes in fair value recognized in the consolidated statements of operations and comprehensive loss. In connection with the closing of the IPO, the 2020 Notes converted into 2,561,484 shares of common stock.

Results of Operations:
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the period indicated:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands)
Revenue	$10,612	$9,104	$1,508	16.6%
Costs of goods sold	3,150	2,697	453	16.8%
Gross profit	7,462	6,407	1,055	16.5%
Operating expenses:
Research and development	1,997	1,399	598	42.7%
Selling, general and administrative	10,813	8,621	2,192	25.4%
Total operating expenses	12,810	10,020	2,790	27.8%
Loss from operations	(5,348)	(3,613)	(1,735)	48.0%
Interest income	9	167	(158)	(94.6)%
Interest expense	(1,103)	(460)	(643)	139.8%
Other income (expense), net	2,631	(340)	2,971	(873.8)%
Net loss before tax	(3,811)	(4,246)	435	(10.2)%
Income tax expense	49	89	(40)	(44.9)%
Net loss	$(3,860)	$(4,335)	$475	(11.0)%
Revenue
Revenue increased by $1.5 million, or 16.6%, to $10.6 million during the three months ended September 30, 2020, compared to $9.1 million during the three months ended September 30, 2019. This increase reflects revenue growth in 2020 despite the impact of COVID-19 as we expanded the commercialization of our products in the United States. The sale of products in the United States increased by $1.9 million to $5.3 million during the three months ended September 30, 2020, compared to $3.4 million for the three months ended September 30, 2019, primarily due to increased sales volume of products. The sale of products in international markets decreased by $0.4 million to $5.3 million during the three months ended September 30, 2020, compared to $5.7 million for the three months ended September 30, 2019.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.5 million, or 16.8%, to $3.2 million during the three months ended September 30, 2020, compared to $2.7 million during the three months ended September 30, 2019. The increase was primarily due to the increase in shipments but also includes added investments in personnel and operational infrastructure to support anticipated future growth. Gross margin was 70% during the three months ended September 30, 2020 and the three months ended September 30, 2019.
Research and Development Expenses
Research and development expenses increased by $0.6 million, or 42.7%, to $2.0 million during the three months ended September 30, 2020, compared to $1.4 million during the three months ended September 30, 2019. The increase in research and development expenses was primarily due to an increases of $0.4 million in personnel and consulting costs during the same period as we invested in our personnel to support research and development activities. Additional increases include $0.1 million of costs associated with our clinical trials, including fees paid to contract research organizations (CROs) and less than $0.1 million of increases in infrastructure and other expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.2 million, or 25.4%, to $10.8 million during the three months ended September 30, 2020, compared to $8.6 million during the three months ended September 30, 2019. This increase in selling, general and administrative expenses was primarily due to $1.7 million of payroll and personnel-related expenses for our sales and marketing personnel, an increase of $0.5 million of payroll and personnel-related expenses for our administrative personnel and an increase of $0.4 million in facilities, infrastructure, advertising and other expenses. Global travel related expenses decreased by $0.4 million due to the COVID-19 pandemic.
Interest Expense and Income
Interest expense increased by $0.6 million to $1.1 million during the three months ended September 30, 2020, compared to $0.5 million during the three months ended September 30, 2019 primarily due to an increase in borrowings due to additional borrowings under the CIBC Term Loan and the 2020 Notes partially offset by the repayment of the Oxford Term Loan. Interest income decreased by $0.2 million from the three months ended September 30, 2020 to the three months ended September 30, 2019.
Other Income (Expense), Net
Other income (expense), net increased by $3.0 million to $2.6 million during the three months ended September 30, 2020, compared to ($0.3) million during the three months ended September 30, 2019, primarily due to a change in the fair value of derivative liabilities.
Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the period indicated:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands)
Revenue	$22,903	$22,248	$655	2.9%
Costs of goods sold	8,779	7,171	1,608	22.4%
Gross profit	14,124	15,077	(953)	(6.3)%
Operating expenses:
Research and development	4,988	4,446	542	12.2%
Selling, general and administrative	32,114	24,179	7,935	32.8%
Total operating expenses	37,102	28,625	8,477	29.6%
Loss from operations	(22,978)	(13,548)	(9,430)	69.6%
Interest income	98	310	(212)	(68.4)%
Interest expense	(2,914)	(1,867)	(1,047)	56.1%
Other income (expense), net	3,052	(713)	3,765	(528.1)%
Net loss before tax	(22,742)	(15,818)	(6,924)	43.8%
Income tax expense	192	216	(24)	(11.1)%
Net loss	$(22,934)	$(16,034)	$(6,900)	43.0%

Revenue
Revenue increased by $0.7 million, or 2.9%, to $22.9 million during the nine months ended September 30, 2020, compared to $22.2 million during the nine months ended September 30, 2019. The increase in revenue was due to an increase in the sale of products in the United States by $5.3 million to $11.3 million during the nine months ended September 30, 2020, compared to $6.0 million during the nine months ended September 30, 2019 as we expanded the commercialization of our products in the United States, partially offset by a decrease in the sale of products in international markets by $4.7 million to $11.6 million during the nine months ended September 30, 2020, compared to $16.2 million during the nine months ended September 30, 2019. Revenue in both the United States and international markets were unfavorably impacted when the COVID-19 pandemic decreased and delayed procedures performed using our products for much of the Second Quarter of 2020 before recovering in the Third Quarter.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.6 million, or 22.4%, to $8.8 million during the nine months ended September 30, 2020, compared to $7.2 million during the nine months ended September 30, 2019. The increase was due to increased product shipments as well as lower manufacturing utilization in the Second Quarter of 2020 resulting from the response to the COVID-19 pandemic combined with increasing manufacturing overhead costs as we are investing in staffing and operational infrastructure to support anticipated future growth. For this reason, gross margin was 62% during the nine months ended September 30, 2020, compared to 68% during the nine months ended September 30, 2019.
Research and Development Expenses
Research and development expenses increased by $0.5 million, or 12.2%, to $5.0 million during the nine months ended September 30, 2020, compared to $4.4 million during the nine months ended September 30, 2019. The increase in research and development expenses was primarily due to an increases of $0.6 million in personnel expenses and $0.2 million of professional services and other expenses, offset by a $0.3 million decrease in costs associated with our clinical trials, including fees paid to contract research organizations (CROs) and consulting costs due to reduced clinical trial activity during the nine months ended September 30, 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $7.9 million, or 32.8%, to $32.1 million during the nine months ended September 30, 2020, compared to $24.2 million during the nine months ended September 30, 2019. This increase in selling, general and administrative expenses was primarily due to an increase of $3.0 million resulting from the write-off of deferred initial public offering costs in the second quarter of 2020, $3.7 million of payroll and personnel-related expenses for our sales and marketing personnel, an increase of $1.3 million of payroll and personnel-related expenses for our administrative personnel and an increase of $0.8 million in facilities, infrastructure, advertising and other expenses. Global travel related expenses decreased by $0.9 million due to the COVID-19 pandemic.
Interest Expense and Income
Interest expense increased by $1.0 million, or 56.1%, to $2.9 million during the nine months ended September 30, 2020, compared to $1.9 million during the nine months ended September 30, 2019 primarily due to an increase in borrowings under the CIBC Term Loan and the 2020 Notes partially offset by the repayment of the Oxford Term Loan. Interest income decreased by $0.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, which was primarily due to a decrease of our marketable securities balances.

Other Income (Expense), Net
Other income (expense), net increased by $3.8 million to $3.1 million during the nine months ended September 30, 2020, compared to ($0.7) million during the nine months ended September 30, 2019, primarily due to a net reduction in the fair value of derivative liabilities.

Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through private placements of equity securities, debt financing arrangements and sales of our products. As of September 30, 2020, we had cash and cash equivalents of $39.8 million, an accumulated deficit of $233.4 million, $16.8 million outstanding under the CIBC Term Loan, net of debt discount, and $29.8 million outstanding under the 2020 Notes, net of debt discount. Interest on the 2020 Notes is accrued and is payable on maturity or in case of conversion of the 2020 Notes, the accrued interest will convert into shares of Series G-1 preferred stock. As of September 30, 2020, the accrued interest on our 2020 Notes was $0.8 million. In connection with the closing of our IPO, the outstanding principal and interest of the 2020 Notes converted into 2,561,484 shares of common stock.
Oxford Term Loan
From August 2014 until February 2020, we were party to a Loan and Security Agreement with Oxford (Oxford Agreement), which provided us with the ability to borrow up to $20.0 million in term loans. The Oxford Agreement included a floating interest rate tied to LIBOR and included customary representations and warranties, restrictive covenants, events of default and other customary terms and conditions. As of December 31, 2019, the Company was in default with a covenant in the Oxford Agreement resulting from its failure to maintain cash balances outside the United States within the levels set forth in the Oxford Agreement. This event of default was waived by Oxford. The loan was collateralized by a first-priority lien on substantially all of our assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment.
In May 2017, we entered into an amendment to the Oxford Agreement, and in May 2018 we entered into two additional amendments. Each of the amendments extended the “interest only period” under the loan, during which the loan accrued interest, but were not required to make principal payments.
In connection with the closing of the Oxford Agreement in August 2014, we also entered into a Success Fee Agreement, which requires us to pay up to $2.5 million (the Success Fee) in the event of a sale or other disposition by us of all or substantially all of our assets, a merger or consolidation or an initial public offering (a Liquidity Event), in each case before August 28, 2021. We borrowed a total of $15.0 million principal amount of term loans under the Oxford Agreement, which based on the formula in the Success Fee Agreement, will obligate us to pay a Success Fee of $1.9 million on the closing of our IPO in October 2020. On October 5, 2020, we paid $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC.
In the three months ended September 30, 2020 and 2019, we recorded interest expense on the term loan of $0.0 million and $0.4 million, respectively. In the nine months ended September 30, 2020 and 2019, we recorded interest expense on the term loan of $0.4 million and $1.3 million, respectively.
We incurred fees and legal expenses of $0.1 million in connection with the Oxford Agreement and related Amendments, which were recorded as deferred financing costs and amortized to interest expense. We also paid $0.2 million in fees to Oxford which is reflected as a discount on the debt and was being accreted over the life of the term loan. In the three months ended September 30, 2020 and 2019, we recorded interest expense related to deferred financing and debt issuance costs of less than $0.1 million and less than $0.1 million, respectively. In the nine months ended September 30, 2020 and 2019, we recorded interest expense related to deferred financing and debt issuance costs of less than $0.1 million and less than $0.1 million, respectively.

In February 2020, we terminated and paid off in full $17.3 million, including the outstanding loan amount of $15.0 million, final payment of $1.3 million, amendment fees of $0.9 million and accrued interest of $0.1 million, outstanding under the Oxford Agreement. The repayment of the loans under the Oxford Agreement was accounted as extinguishment and the Company recorded a loss on debt extinguishment of $0.4 million. All of our obligations under the Oxford Agreement have been terminated except the indemnity obligation thereunder, which by their terms survive the facility. On October 5, 2020, upon the closing of our IPO, we paid $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC.
Loan and Security Agreement with BSC
From May 2017 until January 2020, we were party to a Second Lien Loan and Security Agreement with BSC (BSC Agreement), which provided us with the ability to borrow up to $30.0 million in term loans. The BSC Agreement included a fixed interest rate of 8.96% and included customary representations and warranties, restrictive covenants, events of default and other customary terms and conditions.
The BSC Agreement provided for principal and accrued interest on the loans to convert into our stock at BSC’s option upon completion by us of any Qualified Equity or Debt Financing, or the occurrence of any Change of Control or Liquidation (each term as defined in the BSC Agreement).
In conjunction with the BSC Agreement, we and BSC entered into a No Shop Agreement such that from the date of execution of the agreement through the earlier of ten days following receipt by BSC of a letter confirming our submission of the final module of our PMA application to the FDA and March 31, 2018, we would not sign a term sheet or engage in discussions to sell our company. The No Shop Agreement terminated in 2018.
In addition, BSC’s Right of First Negotiation, originally received as part of BSC’s investment in our Series F-1 Preferred Stock, was amended to shorten the period it has to exercise its Right of First Negotiation from ten to five business days, and to shorten the exclusive negotiation period from 75 to 45 days with respect to the initial notice from us that we intend to pursue a change in control or an initial public offering. For subsequent notices from us, BSC has ten days to exercise its right of first negotiation, and 75 days to enter into definitive agreements for a change in control transaction. We provided an initial notice to BSC of our intention to pursue our initial public offering and BSC declined to exercise its Right of First Negotiation. BSC’s Right of First Negotiation terminated in connection with the closing of our IPO in October 2020.
We borrowed $6.0 million in 2017, $12.0 million in 2018 and $6.0 million in January 2019 under the BSC Agreement.
We incurred fees and legal expenses of $0.1 million in connection with the BSC Agreement, which are reported on the balance sheet as a direct deduction from the face amount of the convertible note. Amortization of the issuance costs are calculated using the effective interest rate method over the term of the note and recorded as a non-cash interest expense. In 2018, we recorded interest expense of $0.8 million.
In April 2019, all outstanding indebtedness and accrued interest under the BSC Agreement converted into shares of our Series G-1 preferred stock. At December 31, 2019, we retained the ability to draw up to an additional $6.0 million under the BSC Agreement until the maturity date in May 2022. We terminated the BSC Agreement in January 2020, which terminated all of our obligations under the BSC Agreement except the indemnity obligation thereunder, which by their terms survive the facility.
CIBC Term Loan
On February 20, 2020, we executed a Loan and Security Agreement with Canadian Imperial Bank of Commerce (CIBC), which we subsequently amended on April 17, 2020 (as amended, the CIBC Agreement). The CIBC Agreement provided us with the ability to borrow up to $32.0 million in debt financing consisting of $17.0 million advanced at the closing of the agreement (Tranche A), with the option to draw up to an additional $8.0 million (Tranche B) on or before February 20, 2022 and an additional $7.0 million (Tranche C) on or before February 20,

2022. Tranche B is conditioned upon achieving a trailing six-month revenue of at least $15.0 million as of the date of any Tranche B Borrowing, and Tranche C is conditioned upon achieving a trailing six-month revenue of at least $20.0 million as of the date of any Tranche C borrowing. The availability of Tranche B and Tranche C is further conditioned upon the joining of Pulmonx International Sàrl to the CIBC Agreement and the execution by Pulmonx International Sàrl of Swiss-law collateral documentation in favor of CIBC.
The loan will mature on March 15, 2022. However, the loan’s maturity will automatically be extended to February 20, 2025 if we amend the 2020 Notes such that the 2020 Notes mature on May 21, 2025 or later or if all of the convertible notes are converted to preferred stock, in each case prior to March 1, 2022 and if no event of default exists under the CIBC Agreement. Equal monthly principal payments will begin after a 24-month interest only grace period. The interest only grace period can extend to 36 months if we achieve three-month trailing revenue of at least $20.0 million as of February 20, 2022.
The loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The Tranche C loan will bear interest at a floating rate equal to 1.5% above the Wall Street Journal Prime Rate at any time. The loan is collateralized by substantially all of our assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. We may prepay the loan, subject to certain requirements. The CIBC Agreement includes customary restrictive covenants, financial covenants, events of default and other customary terms and conditions.
The Company paid $0.3 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method. During the three months ended September 30, 2020 and nine months ended September 30, 2020, the Company recorded interest expense related to deferred financing and debt issuance costs of CIBC Loan of less than $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.2 million and $0.5 million during the three and nine months ended September 30, 2020, respectively.
2020 Notes
In April 2020, we issued and sold the 2020 Notes in the aggregate principal amount of $33.0 million. We have the option to call up to an additional $33.0 million for a maximum aggregate amount of $66.0 million, subject to customary closing conditions, provided that any such call be for no less than $5.0 million on or prior to April 17, 2022. The 2020 Notes accrue interest at a rate equal to 2.0% above the Wall Street Journal Prime Rate. All unpaid interest and principal will be due and payable upon request of the majority of lenders (Majority Holders) on or after the earlier of April 17, 2022 or an event of default. The Company may prepay the 2020 Notes prior to April 17, 2022 only with the consent of the Majority Holders.
In the event that we issue and sell shares of preferred stock to investors with total proceeds of not less than $30.0 million (excluding the conversion of the 2020 Notes or other convertible securities issued for capital raising purposes) (a Qualified Financing), then the outstanding principal amount of the 2020 Notes and any unpaid accrued interest shall automatically convert into the same class and series of preferred stock sold in the Qualified Financing at a conversion price equal to the lesser of (i) the price per share paid for preferred stock in the Qualified Financing multiplied by either 85% if the conversion takes place within 18 months of the execution of the 2020 Notes’ Note Purchase Agreement (the Initial Closing), or 80% otherwise, and (ii) $13.20 per share.
In the event that we sell shares of preferred stock in a transaction that does not constitute a Qualified Financing (a Non-Qualified Financing), then the Majority Holders will have the option to treat such Non-Qualified Financing as a Qualified Financing; provided, that, the Majority Holders may not elect to convert the 2020 Notes held by any holder of the 2020 Notes whose aggregate maximum loan amount is equal to or greater than $20.0 million (each, a Significant Holder) in the Non-Qualified Financing without such Significant Holder’s consent unless such Non-Qualified Financing (a) is led by an investor who is not currently our stockholder and (ii) raises at least $10.0 million in total proceeds from investors who are not currently our stockholder. If there is an event of default, then the conversion of the 2020 Notes will be at a conversion price equal to the lesser of:
a.the price per share paid for the preferred stock by the investors in the Non-Qualified Financing multiplied by 75%, and
b.the Series G-1 preferred stock conversion price of $13.20 per share multiplied by 75%.
Upon an initial public offering which results in net proceeds of not less than $30.0 million (a Qualified IPO), the outstanding 2020 Notes and any unpaid accrued interest shall automatically convert in whole into shares of our common stock at a conversion price equal to the lesser of (i) price per share paid for common stock in the Qualified IPO multiplied by either 85% if the conversion takes place within 18 months of the Initial Closing, or 80% otherwise, and (ii) $13.20 per share.
Upon an initial public offering that does not constitute a Qualified IPO (a Non-Qualified IPO), the Majority Holders shall have the option to treat such Non-Qualified IPO as a Qualified IPO; provided that if there is an event of default, conversion of the 2020 Notes will be at a conversion price equal to the lesser of:
a.the price per share paid for common stock in the Non-Qualified IPO multiplied by 75%, and
b.the Series G- 1 preferred stock conversion price of $13.20 per share multiplied by 75%.
At any other time upon the election of the Majority Holders or a Significant Holder, the outstanding principal amount of the 2020 Notes and any unpaid accrued interest will convert in whole into our Series G-1 preferred stock at the Series G-1 conversion price of $13.20 per share. If there is an event of default prior to selection of such option, the 2020 Notes will be converted at a conversion price equal to the Series G-1 preferred stock conversion price of $13.20 per share multiplied by 75%.
Upon any event of default, the Majority Holders can, by providing us with a written notice, declare the principal and unpaid accrued interest under the 2020 Notes immediately due and payable.
The 2020 Notes include embedded derivatives that are required to be bifurcated from the 2020 Notes and accounted for separately as a single, compound embedded derivative instrument under ASC 815, Derivatives (2020 Notes derivative liability). We determined that the share settled redemption in the case of a financing or an IPO discussed above represents an embedded derivative that is not clearly and closely related to the debt host and have accounted for these settlement alternatives as separate embedded derivative liability. The fair value of the 2020 derivative liability of $3.9 million was recorded on the issuance date of the 2020 Notes resulting in a debt discount, which is reported as a direct deduction from the face amount of the 2020 Notes. The 2020 derivative liability is remeasured to its fair value at the end of each reporting period and any change in fair value is recognized in other income (expense), net in the statements of operations and comprehensive loss. The fair value of the 2020 derivative liability as of September 30, 2020 was $0.0 million.
We incurred debt issuance costs of $0.1 million in connection with the 2020 Notes Agreement, which are reported on the balance sheet as a direct deduction from the face amount of the 2020 Notes.
Debt discount of $0.1 million is amortized using the effective interest rate method over the term of the note and recorded as a non-cash interest expense.
During the three and nine months ended September 30, 2020, the Company recorded interest expense of $0.9 million and $1.6 million on the 2020 Notes. As of September 30, 2020, the 2020 Notes had an annual effective interest rate of 12.33% per year. The accrued interest on the 2020 Notes of $0.8 million is included in accrued liabilities on the condensed consolidated balance sheet as of September 30, 2020.

Our obligations with respect to the 2020 Notes are unsecured and subordinated to our obligations with respect to the CIBC Loan. The 2020 Notes include customary events of default.
Upon the closing of our IPO in October 2020, the 2020 Notes, including accrued interest thereon, automatically converted into 2,561,484 shares of our common stock at a conversion price of $13.20 per share.
Credit Agreement
In April 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement will bear no interest and is payable within 60 months after receipt of funds. As of September 30, 2020, Pulmonx International Sàrl did not make any repayment of credit agreement.
Paycheck Protection Program
On April 16, 2020, the Company received $2.7 million in support from the Paycheck Protection Program (the “PPP”) established by the U.S. federal government as part of the CARES Act for the PPP. Because the U.S. government subsequently changed its position and guidelines related to the PPP and publicly traded companies, the Company repaid the loan on May 1, 2020.
Funding Requirements
We expect to incur continued expenditures in the future in support of our commercial infrastructure, sales force and other commercialization efforts. In addition, we intend to continue to make investments in the development of our products, including ongoing research and development programs. We also expect to incur additional costs associated with operating as a public company. Lastly, we may also undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of September 30, 2020, we had cash and cash equivalents of $39.8 million. Based on our current planned operations, we expect that our cash and cash equivalents, together with the net proceeds of $201.4 million from our IPO, which closed on October 5, 2020, will enable us to fund our operating expenses for at least 12 months from the date hereof. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of medical devices, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
•the costs of commercialization activities related to commercializing our products in the United States and elsewhere, including expanding territories, increasing sales and marketing personnel, actual and anticipated product sales, marketing programs, manufacturing and distribution costs;
•the impact of the COVID-19 pandemic on our business;
•the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•the research and development activities we intend to undertake, product enhancements that we intend to pursue;

•whether or not we pursue acquisitions or investments in businesses, products or technologies that are complementary to our current business;
•the degree and rate of market acceptance of our products in the United States and elsewhere;
•changes or fluctuations in our inventory supply needs and forecasts of our supply needs;
•our need to implement additional infrastructure and internal systems;
•our ability to hire additional personnel to support our operations as a public company; and
•the emergence of competing technologies or other adverse market developments.
Until such time, if ever, as we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and collaborations or licensing arrangements. There can be no assurance that our efforts to procure additional financing will be successful or that, if they are successful, the terms and conditions of such financing will be favorable to us or our stockholders. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through collaborations agreements, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses that may not be favorable to us. If we are unable to raise capital when needed, we will need to delay, limit, reduce or terminate planned commercialization or product development activities, or grant rights to develop and commercialize products or product candidates that we would otherwise prefer to develop and market ourselves in order to reduce costs.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(23,371)	$(17,294)
Investing activities	13,387	(17,258)
Financing activities	35,066	46,037
Effect of exchange rate changes on cash and cash equivalents	188	121
Net increase (decrease) increase in cash and cash equivalents	$25,270	$11,606
Cash Flows from Operating Activities
Net cash used in operating activities was $23.4 million for the nine months ended September 30, 2020. Cash used in operating activities was primarily a result of the net loss of $22.9 million, an increase in inventory of $3.9 million due to continued production to build inventory to meet projected increase in sales, a decrease of $0.2 million in accounts payable, a decrease in lease liabilities of $0.6 million, and a non-cash credit resulting from the change in the fair value of derivative liabilities of $3.2 million partially offset by a decrease in accounts receivable of $0.3 million due to lower sales, a decrease in prepaid expenses and other current assets of $0.4 million, an increase in accrued liabilities of $0.3 million, and non-cash charges for write-off of deferred offering costs of $3.0 million as we withdrew our registration statement for our initial public offering in May 2020, stock-based compensation expense of $0.9 million, write-down of inventory due to obsolescence of $0.4 million, depreciation and amortization expense of $0.4 million, amortization of debt discount and debt issuance costs of $0.9 million, and non-cash lease expense of $1.0 million. The decreases in accounts payable and prepaid expenses and other current assets was due to timing of payments to our vendors and reduced activity related to the initial public offering after we withdrew our registration statement in May 2020.
Net cash used in operating activities was $17.3 million for the nine months ended September 30, 2019. Cash used in operating activities was primarily a result of the net loss of $16.0 million, an increase in accounts receivable of $2.3 million primarily due an increase in sales, an increase in inventory of $2.1 million primarily due to higher inventory levels required to support higher sales and projected increase in sales, an increase in lease liabilities of $0.6 million partially offset by non-cash charges of $0.4 million for change in fair value of derivative liabilities, $0.3 million for inventory write-downs due to obsolescence, $0.3 million for depreciation and amortization expense, stock-based compensation expense of $0.2 million, $0.6 million for non-cash lease expense, an increase in accrued liabilities of $2.1 million, and an increase in accounts payable of $0.1 million. The increases in accrued liabilities and accounts payable is primarily due to increases in inventory, an increase in manufacturing, selling, general and administrative expenses and timing of payments to our vendors.
Cash Flows from Investing Activities
Net cash provided by investing activities in the nine months ended September 30, 2020 was $13.4 million consisting of proceeds from the maturity of short-term marketable securities of $13.6 million offset by purchases of property and equipment of $0.2 million.
Net cash used in investing activities in the nine months ended September 30, 2019 was $17.3 million primarily consisting of purchases of short-term marketable securities of $19.0 million and purchases of property and equipment of $0.5 million offset by maturities of investments of $2.2 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2020 of $35.1 million primarily relates to proceeds of $16.8 million from borrowing under the CIBC Agreement, net of lender fees and costs, proceeds of $33.0 million from the issuance of 2020 Notes, net of lender fees and costs, proceeds of $2.3 million from the exercise of warrants for Series C-1 preferred stock, proceeds of $0.5 million under the COVID-19 Credit Agreement, and $2.7 million proceeds from the exercise of stock options, partially offset by repayment of debt obligations of $17.2 million under the Oxford Agreement, payment of deferred offering costs of $2.7 million and payment of debt issuance cost of $0.2 million.
Net cash provided by financing activities in the nine months ended September 30, 2019 of $46.0 million primarily relates to proceeds of $6.0 million from additional borrowing under the BSC Agreement, proceeds of $39.7 million from issuance of Series G-1 preferred stock, net of issuance costs and proceeds of $0.4 million from the exercise of stock options.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations as of September 30, 2020, as compared to those disclosed in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) on September 30, 2020.

Off-Balance Sheet Arrangements
Through September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Use of Estimates
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 30 2020 and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2020, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on September 30, 2020.
JOBS Act Accounting Election
The Jumpstart Our Business Startups Act of 2012 (JOBS Act) permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have chosen to irrevocably “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $39.8 million as of September 30, 2020, which consist of cash and money market funds. We held cash in foreign banks of approximately $5.0 million at September 30, 2020 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $16.8 million under the CIBC Agreement and $29.8 million under 2020 Notes Agreement as of September 30, 2020, with interest rate of 4.25% and 5.25%, respectively. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 50.6% and 73.0% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the nine months ended September 30, 2020 by approximately $1.2 million and $0.9 million, respectively, with a net impact of $0.3 million on our net income. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the nine months ended September 30, 2019 by approximately $1.7 million and $1.0 million, respectively, with a net impact of $0.7 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes. Any of these events could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, results of operations, financial condition, ability to accomplish our strategic objectives or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. This Quarterly Report on Form 10- Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10- Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.
Summary Risk Factor
Our business involves significant risks, some of which are described below. The principal factors and uncertainties that make investing in our common stock risky include, among others:
•We have a history of significant net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future;
•We have limited experience marketing and selling our solution;
•We currently rely on a single product, the Zephyr Valve, which can only be marketed for limited indications, and if we are not successful in commercializing the Zephyr Valve, our business, financial condition and results of operations will be negatively affected;
•Our business is dependent on hospital, physician and patient adoption of our solution as a treatment for severe emphysema. If hospitals, physicians or patients are unwilling to change current practices to adopt our solution, it will negatively affect our business, financial condition and results of operations;
•If we fail to receive access to hospital facilities our sales may decrease;
•A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, has adversely affected our business;
•Use of the Zephyr Valve involves risks and may result in complications, including pneumothorax or death, and is contraindicated in certain patients, which may limit adoption and negatively affect our business, financial condition and results of operations;
•If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our solution, or any future products we may seek to commercialize, or if patients are left with significant out-of-pocket costs, our commercial success may be severely hindered;
•If we fail to retain marketing and sales personnel and, as we grow, fail to increase our marketing and sales capabilities or develop broad awareness of our solution in a cost-effective manner, we may not be able to generate revenue growth;
•We have limited long-term data regarding the safety and effectiveness of our solution, including the Zephyr Valve. The only safety and effectiveness data of our solution, including the Zephyr Valve, is limited to one year following placement and we are required to conduct extension studies to follow up on safety and effectiveness out to five years;
•We have limited experience manufacturing our products in significant commercial quantities and we face manufacturing risks that may adversely affect our ability to manufacture our products, reduce our gross margins and negatively affect our business, financial condition and results of operations;
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide;
•The sizes of the markets for our current and future products have not been established with precision and may be smaller than we estimate and may decline. Certain patients may not have regions of the lung with little to no collateral ventilation, making them poor candidates for the Zephyr Valve. In addition, if the overall rate of smokers continues to decline, this may eventually decrease the number of patients suffering from COPD and emphysema and, accordingly, who would benefit from our solution;
•We expect to continue to incur net losses for the next several years and we expect to require substantial additional capital to finance our planned operations, which may include future equity and debt financings. This additional capital may not be available to us on acceptable terms or at all. Our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or eliminate our commercialization, sales and marketing efforts, product development programs or other operations;
•Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad. If we fail to obtain and maintain necessary regulatory approvals for the Zephyr Valve and related products, or if approvals for future products and indications are delayed or not issued, it will negatively affect our business, financial condition and results of operations; and
•We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to sell and market our products.
Risks Related to Our Business and Strategy
We have a history of significant net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future.
We have incurred net losses since our inception. For the year ended December 31, 2019 and the nine months ended September 30, 2020, we had net losses of $20.7 million and $22.9 million, respectively, and we expect to continue to incur additional losses. As of December 31, 2019 and the nine months ended September 30, 2020, we had an accumulated deficit of $210.5 million and $233.4 million, respectively. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
We have limited experience marketing and selling our solution.
We began commercializing our solution and the Zephyr Valve in the United States in 2018 and, through our predecessors, in Europe in 2003. Our limited commercialization experience and limited number of approved or cleared products make it difficult to evaluate our current business and predict our future prospects. These factors also make it difficult for us to forecast our future financial performance and growth, and such forecasts are subject to a number of uncertainties, including our ability to successfully complete clinical trials and obtain pre-market approval or 510(k) clearance by the FDA for future planned products in the United States or in key international markets. Our commercialization efforts will depend on the efforts of our management and sales team, our third-party suppliers, physicians and hospitals, and general economic conditions, among other factors, including the following:
•the effectiveness of our marketing and sales efforts in the United States and internationally;
•our success in educating physicians and patients about the benefits, administration and use of the Zephyr Valves;
•the acceptance by physicians, patients and payors of the safety and effectiveness of the Zephyr Valves, including the long-term data;

•our third-party suppliers’ ability to supply the components of the Zephyr Valves in a timely manner, in accordance with our specifications and in compliance with applicable regulatory requirements, and to remain in good standing with regulatory agencies;
•the impact of the COVID-19 pandemic on our business;
•the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing therapies;
•our ability to obtain, maintain and enforce our intellectual property rights in and to the Zephyr Valves;
•the emergence of competing technologies and other adverse market developments, and our need to enhance the Zephyr Valves or develop new products to maintain market share in response to such competing technologies or market developments;
•our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of the Zephyr Valves; and
•our ability to achieve and maintain compliance with all regulatory requirements applicable to the Zephyr Valves.
If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, it will negatively affect our business, financial condition and results of operations.
We currently rely on a single product, the Zephyr Valve, which can only be marketed for limited indications, and if we are not successful in commercializing the Zephyr Valve, our business, financial condition and results of operations will be negatively affected.
Our business currently depends entirely on our ability to successfully commercialize the Zephyr Valve, as well as our overall solution, in a timely manner. We have no other therapeutic products currently approved for sale in the United States and we may never be able to develop additional marketable products or enhancements to the Zephyr Valve solution. Currently, our solution is only available to treat patients with severe emphysema in the United States and additional limited indications internationally where we have obtained the necessary regulatory approvals or clearances. Therefore, we are dependent on widespread market adoption of our solution for this limited use-case and we will continue to be dependent on this use-case for the foreseeable future. There can be no assurance that our solution will gain a substantial degree of market acceptance among specialty physicians, patients or healthcare providers. Our failure to successfully increase sales of our solution or develop solutions that address forms of COPD beyond severe emphysema and obtain any necessary regulatory approvals or clearances in connection therewith could negatively affect our business, financial condition and results of operations.
Our success depends in large part on the success of the Zephyr Valve. If we are unable to successfully market and sell the Zephyr Valves, as well as our overall solution, to patients with severe emphysema, it will negatively affect our business, financial condition and results of operations.
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the year ended December 31, 2019 and nine months ended September 30, 2020 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Humana, and Health Care Service Corporation other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
Our business is dependent on hospital, physician and patient adoption of our solution as a treatment for severe emphysema. If hospitals, physicians or patients are unwilling to change current practices to adopt our solution, it will negatively affect our business, financial condition and results of operations.
Our primary strategy to grow our revenue is to take a stepwise approach to market development across key stakeholders in severe emphysema treatment, such as hospitals, physicians and patients. To succeed, our sales force must build deep relationships with pulmonary physicians to encourage them and their hospitals to develop emphysema centers of excellence, where physicians are instructed in the workup of advanced COPD and performance of bronchoscopic lung volume reduction using our solution, that offer our solution as a treatment for severe emphysema. In addition, we utilize direct-to-patient marketing initiatives to increase demand through patient empowerment. While the number of hospitals incorporating our solution has increased in recent years, there is a significant group of hospitals and physicians who have not yet adopted our solution, and additional hospitals and physicians may choose not to adopt our solution for a number of reasons, including:
•inadequate recruiting or training of talented sales force in existing and new markets to facilitate outreach and further adoption and awareness of Zephyr Valve;
•lack of experience with our solution and the Zephyr Valve as a treatment alternative;
•the failure of key opinion leaders to continue to provide recommendations regarding the Zephyr Valve, or to assure physicians, patients and healthcare payors of the benefits of the Zephyr Valve as an attractive alternative to other treatment options;
•perceived inadequacy of evidence supporting clinical benefits or cost-effectiveness of our solution over existing alternatives;
•a perception among some physicians of patients’ inability to tolerate the procedure required to implant our solution;
•liability risks generally associated with the use of new products and procedures;
•the training required to use new products;
•lack of availability of adequate third-party payor coverage or reimbursement;
•access to hospital bidding processes;
•a decrease or delay in the number of procedures performed using our solution as a result of the COVID-19 pandemic;

•competing products and alternatives; and
•introduction of other novel alternative therapies to treat severe emphysema.
We focus our sales, marketing and training efforts primarily on pulmonologists. However, physicians from other disciplines, including primary care physicians, as well as other medical professionals, such as nurse practitioners, respiratory technicians, radiologists and community physicians, are often the initial point of contact for patients with severe emphysema.
These physicians and other medical professionals commonly screen and treat patients with severe emphysema, and are likely to recommend medical management, inhaled medications, pulmonary rehabilitation and supplemental oxygen, or more invasive LVRS or lung transplantations. We believe that educating physicians in these disciplines and other medical professionals about the clinical merits and patient benefits of our solution as a minimally invasive treatment for severe emphysema is a key element of increasing the adoption of our solution. If additional physicians or other medical professionals do not adopt, or existing physician customers cease referring patients to, our solution for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and it will negatively affect our business, financial condition and results of operations.
In addition, patients will not qualify for our solution if, among other potential reasons, their lung anatomy has collateral ventilation that does not allow for effective treatment with the Zephyr Valve. Patients may not adopt our solution if they are reluctant to undergo a minimally invasive procedure, if they are worried about potential adverse effects of our solution, such as infection, discomfort or weakness, or if they are unable to obtain adequate third-party coverage or reimbursement.
If we fail to receive access to hospital facilities, our sales may decrease.
In the United States, in order for physicians to use the Zephyr Valve, we expect that the hospital facilities where these physicians treat patients will typically require us to enter into purchasing contracts setting forth the terms and conditions under which the hospital facilities will purchase Zephyr Valves. This process can be lengthy and time-consuming and require extensive negotiations and management time, and potentially result in delays and increases to the sales cycle before we can sell the Zephyr Valve to these hospitals. In the European Union, certain institutions may require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospital facilities via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may decrease, and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, has adversely affected our business.
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries and all 50 states within the United States. The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by decreasing and delaying substantially all procedures performed using our products, and we expect the pandemic to continue to negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our products has decreased substantially as healthcare organizations across the globe have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. We believe the COVID-19 pandemic has also negatively impacted the number of procedures using the Zephyr Valve as hospitals focus on COVID-19 and as patients postpone healthcare visits and treatments. Specifically, beginning in the second half of March, substantially all procedures using our products were postponed or cancelled as COVID-19 spread to the various regions across the globe where we conduct our business and sell our products. Unit volumes for our Zephyr Valves sold declined by approximately 55% for the three months ended June 30, 2020 compared to the three month period ended March 31, 2020, reaching a year to date monthly low in April. While we began to see signs of a recovery in our business beginning in May, and, by September 30, 2020, the total number of Zephyr Valves sold in the third quarter of 2020 exceeded the total number of Zephyr Valves sold during the three months ended March 31, 2020, no assurance can be given that this trend will continue. These preliminary estimates have not been reviewed by our independent registered public accounting firm and may vary from our final results, including due to sales of our Zephyr Valves for the remainder of the quarter, the completion of our financial closing procedures, final adjustments and other developments that may arise. Despite the encouraging signs of recovery of our business, we believe these measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to significantly reduce our revenue and negatively impact our business, financial condition and results of operations while the pandemic continues. As a result, we cannot assure you that our recent increase in the Zephyr Valves sold are indicative of future results or that we will not experience additional negative impacts associated with COVID-19, which could be significant. In particular, we believe the reduction in the backlog of patients who have cancelled or postponed their procedures in the second quarter of 2020 is significantly contributing to the number of procedures and Zephyr Valves sold in the third quarter of 2020 as hospitals and centers are beginning to accept patients for elective procedures. However, the number of Zephyr Valves sold in the future may decrease as the backlog of patients who have cancelled or postponed their procedures due to the pandemic is reduced. The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by significantly decreasing and delaying the number of procedures performed using our products, and we expect the pandemic to continue to negatively impact our business, financial condition and results of operations. Further, once the pandemic subsides, there may be a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals relating to a variety of medical conditions, and as a result, patients seeking treatment with Zephyr Valves may have to navigate limited provider capacity. We believe this limited provider and hospital capacity could have a significant adverse effect on our business, financial condition and results of operations following the end of the pandemic.
Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. On March 19, 2020, the governor of California, where our headquarters are located, issued “stay at home” orders limiting non-essential activities, travel and business operations. Such orders or restrictions have resulted in reduced operations at our headquarters (including our manufacturing facility), work stoppages, slowdowns and delays, travel restrictions and cancellation of events and have restricted the efforts of our sales representatives, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our sales representatives and other personnel to travel and access customers for training and case support; inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to manufacture and assemble products; inventory shortages or obsolescence; delays in actions of regulatory bodies; delays in clinical trials and studies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; delays in growing or reductions in our sales organization, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; restrictions in our ability to ship our products to customers; business adjustments or disruptions of certain third parties, including suppliers, medical institutions and clinical investigators with whom we conduct business; negative impact on our customers’ credit profiles, which may adversely impact our future collection experience; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture our products. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

While the potential economic impact brought by and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, the recession and market correction resulting from the spread of an infectious disease, including COVID-19, has materially affected our business. Such economic recession could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. In addition, the current economic downturn is resulting in significant job losses and reductions in disposable income and if patients are unable to obtain or maintain health insurance policies, this may significantly impact their ability to pay for the procedures utilizing our products, further negatively impacting our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Use of our solution requires appropriate physician training, and inadequate training may lead to negative patient outcomes and negatively affect our business, financial condition and results of operations.
The successful implantation of the Zephyr Valve depends in part on the training and skill of the physician performing the procedure and on adherence to appropriate patient selection and proper techniques provided in training sessions conducted by our training faculty. For example, we train physicians to ensure correct patient selection and treatment planning using the StratX Platform and Chartis System, and proper placement of the Zephyr Valve. Physicians could experience difficulty with the technique necessary to successfully implant the valve and may not achieve the technical competency necessary to complete the training program, or they could fail to properly learn how to interpret our StratX Platform or Chartis System. Moreover, physicians rely on their previous medical training and experience when using our solution, and we cannot guarantee that all such physicians will have the necessary skills to properly identify ideal candidates and to perform the procedure. We do not control which physicians use our solution or how much training they receive, and physicians who have not completed our training sessions may nonetheless attempt to use our solution. If physicians implant the Zephyr Valve incorrectly, or do so in a manner that is inconsistent with its labeled indications, with components that are not our products, in patients who are not good candidates, or without adhering to or completing our training sessions, their patient outcomes may not be consistent with the outcomes achieved in our clinical trials. This result may negatively impact the perception of patient benefit and safety, and limit adoption of our solution as a treatment for severe emphysema and our products that facilitate the procedure, which will negatively affect our business, financial condition and results of operations.
In addition, we may experience difficulty growing the number of physicians who complete our training program if patient demand is low, if the length of time necessary to train each physician is longer than expected, if the capacity of our commercial organization to train physicians is less than expected or if we are unable to sufficiently grow our sales force. All these events would lead to fewer trained physicians qualified to implant the Zephyr Valve, which could negatively affect our business, financial condition and results of operations.
Use of the Zephyr Valve involves risks and may result in complications, including pneumothorax or death, and is contraindicated in certain patients, which may limit adoption and negatively affect our business, financial condition and results of operations.
The most common serious complications relating to the use of the Zephyr Valve include pneumothoraces, worsening of COPD symptoms, hemoptysis, pneumonia, dyspnea, respiratory failure and, in rare cases, death. Pneumothoraces occur when a lung collapses due to an air leak inside the lung and may result from rapid shifts in air volume in the chest as the target lobe deflates and the neighboring lobe expands following the Zephyr Valve treatment. A pneumothorax typically requires placement of a chest tube to manage the air leak. While most pneumothoraces can be readily managed with standard medical care, in rare cases they can be life-threatening, particularly if left untreated. In the event the pneumothorax does not resolve with standard management, one or more valves can be removed to re-inflate the lung; these are typically replaced later when the pneumothorax has resolved.
In our clinical trials, pneumothoraces occurred in 18-34% of patients treated with the Zephyr Valve, and in the LIBERATE study, 17% of the pneumothorax events required no intervention and resolved on their own. Patients who have had their pneumothoraces successfully treated had comparable outcomes to those who did not experience a pneumothorax, other than that their hospital stays were extended by approximately a week compared to the three nights for patients without pneumothoraces.
In the LIBERATE study, the majority of pneumothoraces (76%) occurred within three days following a bronchoscopy procedure. During the Treatment Period (day of procedure to 45 days), there were a total of four deaths (3.1%) in the Zephyr Valve Group (which received Zephyr Valves plus medical management) and none in the Control Group (which received medical management alone). Three of the four deaths were deemed by the investigators to be definitely related to treatment with Zephyr Valves and the remaining one was deemed by the investigators to be probably related to treatment with Zephyr Valves. Each patient that died experienced pneumothorax, with three deaths directly attributed to the pneumothorax and the fourth death the result of respiratory failure, after the pneumothorax had resolved. Two of the pneumothorax-related deaths occurred early in the study when patients were being kept in the hospital for one night after the procedure. In order to more closely monitor patients, the study protocol was subsequently amended to keep patients in the hospital for five nights. Based on the full study data, current practice is to keep patients in the hospital for a minimum of three nights post-treatment. Post-hoc analysis has helped to identify risk factors for the group of patients at a higher risk of having a complex pneumothorax event (complex pneumothorax defined as requiring removal of all valves or resulting in death) should one occur. Such high-risk patients include those who are not treated in the most diseased lobe and have greater than 60% destruction of the untreated lung. All four patients who experienced a pneumothorax and died were within this high-risk group. This learning is incorporated in our physician training program for physicians to identify such high-risk patients and to consider alternative targets or other risk mitigation strategies. During the Longer-Term Period (46 days after procedure to 12 months), there was one death (0.8%) in the Zephyr Valve Group from a COPD exacerbation, deemed by the investigators not to be related to treatment with Zephyr Valves, and one cardiac arrhythmia related death in the Control Group (1.6%).
Outside of clinical trials, patients treated with the Zephyr Valve have also experienced serious complications, including pneumothoraces and death related to the Zephyr Valve.
Serious complications as a result of treatment with Zephyr Valves, and any increase in the rate of complications in or outside of clinical trials, could cause doctors, hospitals and patients to limit adoption of our solution and subject us to costly litigation, require us to pay substantial amounts of money to patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts, which may negatively impact adoption as well as our business, financial condition and results of operations. Even in a circumstance in which we do not believe that a complication is related to the Zephyr Valve or treatment with the Zephyr Valve, the investigation into the circumstance may be time-consuming or inconclusive and may interrupt our sales efforts or impact and limit the type of regulatory approvals the Zephyr Valve receives or maintains and any related claims may negatively impact adoption as well as our business, financial condition and results of operations. Moreover, perceptions regarding the safety of the Zephyr Valve could be affected even if such complications are unrelated to the Zephyr Valve or treatment with the Zephyr Valve.
Further, our current products are contraindicated, and therefore should not be used, in certain patients, including those for whom bronchoscopic procedures are contraindicated, with evidence of active pulmonary infection, with known allergies to Nitinol (nickel-titanium) or its constituent metals (nickel or titanium) or silicone, who have not quit smoking, or with large bullae encompassing greater than 30% of either lung, and such contraindication may limit adoption and, as a result, negatively impact our business, financial condition and results of operations.
If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our solution, or any future products we may seek to commercialize, or if patients are left with significant out-of-pocket costs, our commercial success may be severely hindered.
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of September 30, 2020, commercial payors such as Aetna, Humana, Health Care Service Corporation, Priority Health and Emblem Health have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
The Centers for Medicare & Medicaid Services (CMS) have established guidelines for the coverage and reimbursement of certain products and procedures by Medicare. In general, in order to be reimbursed by Medicare, a healthcare procedure furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received healthcare products and services. Any changes in federal legislation, regulations and policy affecting CMS coverage and reimbursement relative to the procedure using our products could have a material effect on our performance. While no national coverage determination (NCD) or local coverage determination (LCD) exists for endobronchial valves currently, CMS could develop an NCD, or one or more Medicare contractors could develop an LCD that either restricts coverage or restricts the patient population deemed appropriate for the treatment.
Physicians that insert the Zephyr Valve, or the hospitals for which they work, may be subject to reimbursement claim denials upon submission of the claim. Physicians or hospitals may also be subject to recovery of overpayments if a payor makes payment for the claim and subsequently determines that the payor’s coding, billing or coverage policies were not followed. Whenever possible, pre-authorization for coverage for the procedure is recommended before the procedure is performed. When pre-authorization is not obtained or not allowed, and the procedure is performed and not covered by third-party payors, physicians or hospitals typically directly bill patients enrolled with these third-party payors for the costs and fees associated with the procedures in which our products are used. Moreover, because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our solution can affect the profit margin of the hospital or surgery center where the procedure is performed. Some of our target physicians and hospitals may be unwilling to adopt our products in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse physicians and hospitals could make it difficult for existing physicians and hospitals to continue using or to adopt our solution and could create additional pricing pressure for us. If we are forced to lower the price we charge for our solution, our gross margins will decrease, which will negatively affect our business, financial condition and results of operations.
Outside of the United States, reimbursement levels vary significantly by country and by patient. Reimbursement is obtained from a variety of sources, including government sponsors, hospital budgets, or private health insurance plans, or combinations thereof. We have established reimbursement access in countries across Europe and Asia Pacific, including Australia, Belgium, France, Germany, the Netherlands, South Korea, the United Kingdom and other countries. Even if we succeed in bringing our products to market in additional foreign countries, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at acceptable prices.
Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, no uniform policy of coverage and reimbursement for procedures using our solution exists among third-party payors. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payor to payor. Payors continually review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage for new or existing products and procedures. There can be no assurance that third-party payor policies will provide coverage for procedures in which our products are used. If we are not successful in reversing existing non-coverage policies, if third-party payors that currently cover or reimburse our products and related procedures reverse or limit their coverage in the future or if other third-party payors issue similar policies, this will negatively affect our business, financial condition and results of operations.
Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the United States and in international markets. Third-party coverage and reimbursement for procedures using our solution or any of our products in development for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which will negatively affect our business, financial condition and results of operations.
Third-party payors and physicians who do not cover or use the Zephyr Valve may require additional clinical data prior to maintaining coverage of or adopting the Zephyr Valve.
Our success depends on physician and third-party payor acceptance of our solution as an effective treatment option for patients with severe emphysema. If physicians or payors do not find our body of published clinical evidence and data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for our solution.
In addition, the long-term effects of use of the Zephyr Valve to treat severe emphysema are not yet known. Certain physicians, hospitals and payors may prefer to see longer-term safety and efficacy data published than we have produced. Further, we cannot provide assurance that any data that we or others may generate in the future will be consistent with that observed in our existing clinical studies.
If we fail to retain marketing and sales personnel and, as we grow, fail to increase our marketing and sales capabilities or develop broad awareness of our solution in a cost-effective manner, we may not be able to generate revenue growth.
We have limited experience marketing and selling our solution. We currently rely on our direct sales force to sell our solution in targeted geographic regions and distributors in certain regions outside the United States, and any failure to maintain and grow our direct sales force will negatively affect our business, financial condition and results of operations. The members of our direct sales force are highly trained and possess substantial technical expertise, which we believe is critical in increasing adoption of our solution. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors, or otherwise, will negatively affect our business, financial condition and results of operations. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in replacement personnel, it may negatively affect our business, financial condition and results of operations.
In order to generate future growth, we plan to continue to expand and leverage our sales and marketing infrastructure to increase the number of customers and emphysema centers of excellence. Identifying and recruiting qualified sales and marketing personnel and training them on our solution, on applicable federal and state laws and regulations and on our internal policies and procedures requires significant time, expense and attention. It often takes several months or more before a sales representative is fully trained and productive. Our sales force may subject us to higher fixed costs than those of companies with competing techniques or products that utilize independent third parties, which could place us at a competitive disadvantage. It will negatively affect our business, financial condition and results of operations if our efforts to expand and train our sales force do not generate a corresponding increase in revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our solution. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could negatively affect our business, financial condition and results of operations. Our ability to increase our customer base and achieve broader market acceptance of our solution will depend to a significant extent on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing programs. It will negatively affect our business, financial condition and results of operations if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of our solution in a cost-effective manner is critical to achieving broad acceptance of our solution and expanding domestically and internationally. Promotion activities may not generate patient or physician awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of our solution.
We have limited long-term data regarding the safety and effectiveness of our solution, including the Zephyr Valve. The only safety and effectiveness data of our solution, including the Zephyr Valve, is limited to one year following placement and we are required to conduct extension studies to follow up on safety and effectiveness out to five years.
Although we have demonstrated the safety, effectiveness and clinical advantages of our solution in multiple clinical trials in approximately 450 patients selected using the Chartis System, the Zephyr Valve is still a relatively new treatment for severe emphysema. The long-term effects of using our solution in a large number of patients have not been studied and the results of short-term clinical use of such products do not necessarily predict long-term clinical benefits or reveal long-term adverse effects. We are required to conduct the LIBERATE extension study to follow up on safety and effectiveness out to five years. After the completion of the one-year follow up, 115 Zephyr Valve patients and 47 crossover patients (162 total patients) entered the LIBERATE extension study. The results of this extension study will not be available until February 2023. Our ability to interpret the data from this long-term follow-up of patients with this progressive disease may be limited by the fact that the matched control group exited the study after one year. The results of clinical trials of our solution conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials in other patient populations. In addition, pre-clinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in pre-clinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials and subsequently failed to obtain marketing approval. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.
The continuing development of our products depends upon our maintaining strong working relationships with physicians.
The research, development, marketing and sale of our current products and potential new and improved products or future product indications for which we receive regulatory clearance or approval depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us in clinical trials and in marketing, and as researchers, product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could negatively affect our business, financial condition and results of operations. At the same time, the medical device industry’s relationship with physicians is under increasing scrutiny by the U.S. Department of Health and Human Services Office of Inspector General (OIG), the U.S. Department of Justice (DOJ), the state attorneys general and other foreign and domestic government agencies. Our failure to comply with requirements governing the industry’s relationships with physicians or an investigation into our compliance by the OIG, the DOJ, state attorneys general and other government agencies, could negatively affect our business, financial condition and results of operations. Additional information regarding the laws impacting our relationships with physicians and other healthcare professionals can be found below under “Risks Related to Government Regulation and Our Industry.”
We rely on third parties to perform certain aspects of the CT scan analysis within the StratX Platform.
We rely on third-party service providers to upload and analyze CT scan data on the StratX Platform. In order to make the StratX Platform available to physicians, we contract with a third-party cloud service. This third-party cloud service enables physicians to upload CT scan data while removing protected health information (PHI) of patients from that data, in case the physicians have, inadvertently, not removed the PHI themselves. We also contract with additional third-party service providers to analyze the CT scan data using their proprietary software, and provide quantitative results via an easy-to-read report that we designed for our solution (StratX Lung Report). The StratX Lung Report is then made available to physicians in the third-party cloud service.
This service is critical and there are relatively few alternatives. These third-party service providers may be unwilling or unable to provide the necessary services reliably and at the levels we anticipate or that are required by the market. While these third-party service providers have generally met our demand for their services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their services, either because of acts of nature, the nature of our agreements or potential disputes with those service providers or our relative importance to them as a customer, and our service providers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change service providers for any reason, including due to any change in or termination of our relationships with these third parties, we may lose sales, experience delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.
We depend on a limited number of single-source suppliers to manufacture our products, which makes us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations.
We rely on single-source suppliers for the components, sub-assemblies and materials for our products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. These single-source suppliers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate or that are required by the market. While our suppliers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change suppliers due to any change in or termination of our relationships with these third parties, or if our suppliers are unable to obtain the materials they need to produce our products at consistent prices or at all, we may lose sales, experience manufacturing or other delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.
We have not qualified or obtained necessary regulatory approvals for additional suppliers for most of these components, sub-assemblies and materials, and we do not carry a significant inventory of these items. While we believe that alternative sources of supply may be available, we cannot be certain whether they will be available if and when we need them, or that any alternative suppliers would be able to provide the quantity and quality of components and materials that we would need to manufacture our products if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards and obtain any additional regulatory approvals required to change suppliers, which could result in manufacturing delays and increase our expenses.
Although we require our third-party suppliers to supply us with components that meet our specifications and comply with applicable provisions of the FDA’s Quality System Regulation (QSR) and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the components meet our requirements, there is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner.

We have limited experience manufacturing our products in significant commercial quantities and we face manufacturing risks that may adversely affect our ability to manufacture our products, reduce our gross margins and negatively affect our business, financial condition and results of operations.
Our business strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We have a facility located in Redwood City, California, where we assemble, inspect, package, release and ship our products. We currently produce the Zephyr Valve and Chartis System at this facility, and we do not have redundant facilities. We also store finished goods at secondary facilities in Redwood City, California. If these facilities suffer damage, or a force majeure event, this could materially impact our ability to operate.
We are also subject to numerous other risks relating to our manufacturing capabilities, including:
•quality and reliability of components, sub-assemblies and materials that we source from third-party suppliers, that are required to meet our quality specifications, many of whom are our single source suppliers for the products they supply;
•our inability to secure components, sub-assemblies and materials in a timely manner, in sufficient quantities or on commercially reasonable terms;
•our inability to maintain compliance with quality system requirements or pass regulatory quality inspections;
•disruptions in our production schedule and ability to manufacture and assemble products due to the COVID-19 pandemic;
•our failure to increase production capacity or volumes to meet demand;
•our inability to design or modify production processes to enable us to produce future products efficiently or implement changes in current products in response to design or regulatory requirements; and
•difficulty identifying and qualifying, and obtaining new regulatory approvals, for alternative suppliers for components in a timely manner.
These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. As demand for our solution increases, we will have to invest additional resources to purchase components, sub-assemblies and materials, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, even if future products in development share product features, components, sub-assemblies and materials with our existing products, the manufacture of these products may require modification of our current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which will negatively affect our business, financial condition and results of operations.
Our results of operations will be materially harmed if we are unable to accurately forecast customer demand for our solution and manage our inventory.
To ensure adequate inventory supply, we must forecast inventory needs and manufacture the Zephyr Valve and Chartis System based on our estimates of future demand for our solution. Our ability to accurately forecast demand for our solution could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our solution or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our solution, our internal manufacturing team may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or may not be able to allocate sufficient capacity in order to meet our increased requirements, which will negatively affect our business, financial condition and results of operations.
We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions. As a result, we are subject to the risk that a portion of our inventory will become obsolete or expire, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual operating results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the level of demand for our products and any future products, which may vary significantly;
•expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•the timing and cost of obtaining regulatory approvals or clearances for planned or future products or indications;
•unanticipated pricing pressures;
•the rate at which we grow our sales force and the speed at which newly hired salespeople become effective, and the cost and level of investment therein;
•our ability to expand the geographic reach of our sales force;
•the degree of competition in our industry and any change in the competitive landscape of our industry, including consolidation among our competitors or future partners;
•coverage and reimbursement policies with respect to our products, and potential future products that compete with our products;
•the timing and success or failure of pre-clinical studies or clinical trials for our products or any future products we develop or competing products;
•positive or negative coverage in the media or clinical publications of our products or products of our competitors or our industry;

•the timing of customer orders or medical procedures using our products and the number of available selling days in any quarterly period, which can be impacted by holidays, the mix of products sold and the geographic mix of where products are sold, including any related foreign currency impact;
•seasonality, including possible seasonal slowing of demand for our products in the beginning and end of the year and summer months based on the elective nature of procedures performed using our products, and which may become more pronounced in the future as our business grows;
•the ongoing and global impact that the COVID-19 pandemic had and may continue to have on our business and the number of patients treated with Zephyr Valves, or any other pandemic, epidemic or outbreak of an infectious disease;
•the timing and cost of, and level of investment in, research, development, licenses, regulatory approval, commercialization activities, acquisitions and other strategic transactions, or other significant events relating to our products, which may change from time to time;
•the cost of manufacturing our products, which may vary depending on the quantity of production and the terms of our agreements with third-party suppliers and manufacturers;
•the average number of Zephyr Valves used for a patient, pricing, discounts and incentives; and
•future accounting pronouncements or changes in our accounting policies.
The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Further, our historical results are not necessarily indicative of results expected for any future period, and quarterly results are not necessarily indicative of the results to be expected for the full year or any other period, and accordingly should not be relied upon as indicative of future performance.
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, it will negatively affect our business, financial condition and results of operations.
The sizes of the markets for our current and future products have not been established with precision and may be smaller than we estimate and may decline. Certain patients may not have regions of the lung with little to no collateral ventilation, making them poor candidates for the Zephyr Valve. In addition, if the overall rate of smokers continues to decline, this may eventually decrease the number of patients suffering from COPD and emphysema and, accordingly, who would benefit from our solution.
Our estimates of the annual total addressable markets for our current solution and products under development are based on a number of internal and third-party estimates, including, without limitation, the number of patients with severe emphysema treatable by our solution and the assumed prices at which we can sell our solution in markets that have not yet been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors.
For example, certain of these patients may not have regions of the lung with little to no collateral ventilation, making them poor candidates for the Zephyr Valve. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect.
Further, cigarette smoking is one of the leading causes of COPD and emphysema. It is estimated that smoking accounts for as many as 80% of COPD-related deaths and 38% of the nearly 16 million adults in the United States diagnosed with COPD report being current smokers. The overall rate of smoking among the U.S. adult population has been steadily declining from 42.4% in 1965 to a record low of 13.7% in 2018 and there are increased efforts to decrease the rate of smoking globally. If the overall rate of smokers continues to decline, this may eventually decrease the number of patients suffering from COPD and emphysema and, accordingly, who would benefit from our solution.
If the actual number of patients who would benefit from our solution, the price at which we can sell future products, or the annual total addressable market for our solution is smaller than we have estimated, it may impair our sales growth and negatively affect our business, financial condition and results of operations.
Failure of a key information technology system, process, or site could negatively affect our business, financial condition and results of operations.
We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing and inventory management. We also depend on the information technology systems of third parties for the analysis, data storage and communication associated with the StratX Platform. We currently do not have redundant information technology systems. Our information technology systems, and those of third parties, may be subject to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, damage or interruption from fires or other natural disasters, hardware failures, telecommunication failures and user errors, among other malfunctions. We, or the third parties we rely upon, could be subject to an unintentional event that involves a third party gaining unauthorized access to our or its systems, which could disrupt our operations, corrupt our data or result in release of our confidential information. Technological interruptions would disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers or disrupt our customers’ ability use our products for treatments. Moreover, a disruption in access to the system that controls the StratX Platform would prevent physicians using our solution from receiving the StratX Lung Report indicating whether their patients are good candidates for the Zephyr Valve. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and negatively affect our business, financial condition and results of operations. Currently, we carry business interruption coverage to mitigate certain potential losses but this insurance is limited in amount, and we cannot be certain that such potential losses will not exceed our policy limits. Further, we do not carry any cyber insurance, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources. We are increasingly dependent on complex information technology to manage our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance our existing systems. Failure to maintain or protect our information systems and data integrity effectively could negatively affect our business, financial condition and results of operations.
Litigation against us could be costly and time-consuming to defend and could result in additional liabilities.
We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business or otherwise, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients or vendors of our customers, or stockholders. For example, our Swiss subsidiary is currently party to a lawsuit with a former distributor outside the United States alleging that our Swiss subsidiary conducted unfair competitive practices and violated the exclusive distribution rights as a result of its termination of its distribution agreement. Our Swiss subsidiary is also currently party to a lawsuit with a former distributor outside the United States alleging that our Swiss subsidiary terminated the agreement without proper compensation. While we believe these claims are meritless and, if successful, we do not believe the impact of such claims will be material to the Company’s results of operations or financial position, an unfavorable outcome in this litigation could harm our business. Further, in the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities, and this risk is especially relevant to industries that experience significant stock price volatility. Any litigation involving us may result in substantial costs, operationally restrict our business, and may divert management’s attention and resources, which may negatively affect our business, financial condition and results of operations.
We face the risk of product liability claims that would be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. This risk exists even if a device is cleared or approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. The Zephyr Valve is designed to affect, and any future products will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with the Zephyr Valve could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. There were procedure-related deaths in our LIBERATE Study and we may be subject to product liability claims if the Zephyr Valve causes, or merely appears to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by patients, physicians, or others selling or otherwise coming into contact with the Zephyr Valve, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•costs of litigation;
•distraction of management’s attention from our primary business;
•the inability to commercialize our solution or new products;
•decreased demand for our products;
•damage to our business reputation;
•product recalls or withdrawals from the market;
•withdrawal of clinical trial participants;
•substantial monetary awards to patients or other claimants; or
•loss of sales.
While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We can provide no assurance that we will be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our solution, either of which could negatively affect our business, financial condition and results of operations.
Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.
We do not carry insurance for all categories of risk that our business may encounter. Although we have product liability and clinical study liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could negatively affect our business, financial condition and results of operations. We do not carry specific hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended. Additionally, we do not carry cyber insurance, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources.
We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would negatively affect our business, financial condition and results of operations.
Our indebtedness may limit our flexibility in operating our business and negatively affect our business, financial condition, results of operations and competitive position.
In February 2020, we terminated and paid off in full all amounts outstanding under the Oxford Agreement. In February 2020, we executed a Loan and Security Agreement (the CIBC Agreement) with Canadian Imperial Bank of Commerce (CIBC), which provided us with the ability to borrow up to $32.0 million in debt financing. As of September 30, 2020, we have borrowed $17.0 million under the CIBC Agreement. See the sections entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺2020 Notes", “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Term Loan" and the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In order to service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.
In addition, the CIBC Agreement contains, and any agreements evidencing or governing other future indebtedness may contain, certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interests. Subject to certain limited exceptions, these covenants limit our ability to, among other things:
•convey, sell, lease, transfer, assign, dispose of or otherwise make cash payments consisting of all or any part of our business or property;
•effect certain changes in our business, management, ownership or business locations;
•merge or consolidate with, or acquire all or substantially all of the capital stock or assets of, any other company;

•create, incur, assume or be liable for any additional indebtedness, or create, incur, allow or permit to exist any additional liens;
•pay cash dividends on, make any other distributions in respect of, or redeem, retire or repurchase, any shares of our capital stock;
•make certain investments;
•enter into transactions with our affiliates; and
•under certain circumstances, settle pending or threatened litigation for greater amounts than are disclosed to CIBC in writing from time to time.
While we have not previously breached and are not currently in breach of these or any of the other covenants contained in the CIBC Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, our lender may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. The occurrence of any of these events could negatively affect our business, financial condition and results of operations.
Our industry is highly competitive, and we may not be able to compete successfully with larger companies, companies with longer operating histories or more established products, or companies with greater resources.
Our industry is subject to rapid change from the introduction of new products and technologies and other activities of industry participants. Our goal is to establish our solution as a standard of care for severe emphysema. Existing treatments include medical management, LVRS, lung transplantation as well as other minimally invasive treatments. The major competitive products include the Spiration Valve System (Olympus Corporation) and the InterVapor System (Broncus Medical, Inc.; not approved for use in the United States). The Spiration Valve System is an endobronchial technology designed to offer patients with severe emphysema a minimally invasive treatment option for lung volume reduction by redirecting air away from diseased areas of the lung to healthier tissue so that patients may breathe easier. Like Zephyr Valves, the Spiration Valve System is indicated to treat patients with heterogeneous emphysema; however, the Spiration Valve System is contraindicated for patients with homogeneous emphysema. The InterVapor System offers a non-surgical and non-implant therapy developed for lung disease including emphysema and lung cancer where vapor ablation is simply the application of heated pure water to tissue. These technologies, other products that are in current clinical trials, new drugs or additional indications for existing drugs could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and patient acceptance.
We compete, or may compete in the future, against other companies which have longer operating histories, more established products and greater resources, which may prevent us from achieving significant market penetration or improved operating results. These companies enjoy several competitive advantages, including established relationships with pulmonologists who commonly treat patients with emphysema, significantly greater name recognition and significantly greater sales and marketing resources.
In addition to existing competitors, other larger and more established companies may acquire or in-license competitive products and could directly compete with us. These competitors may also try to compete with us on price both directly, through rebates and promotional programs to high volume physicians and coupons to patients, and indirectly, through attractive product bundling with complementary products that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. Larger competitors may also be able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with commercialization efforts of our products. Our competitors may seek to discredit our products by challenging our short operating history or relatively limited number of scientific studies and publications. Smaller companies could also launch new or enhanced products and services that we do not offer and that could gain market acceptance quickly. Additionally, certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our market, there is the possibility of a competitor acquiring patents or other rights that may limit our ability to update our technologies and products which may impact demand for our products.
We have increased the size of our organization and expect to further increase it in the future. If we are unable to manage the anticipated growth, our business, financial condition and results of operations will be negatively affected.
Any growth that we experience in the future will require us to expand our sales personnel and manufacturing operations and general and administrative infrastructure. As a public company, we will need to support managerial, operational, financial and other resources. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people manufacture, market and sell our solution, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and negatively affect our business, financial condition and results of operations.
As demand for our solution or any of our future products increases, we will need to continue to scale our capacity, expand customer service, billing and systems processes and enhance our internal quality assurance program. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing data or inability to meet increased demand. If we encounter difficulty meeting market demand, quality standards or physician expectations, our reputation will be harmed and negatively affect our business, financial condition and results of operations.
We expect to continue to incur net losses for the next several years and we expect to require substantial additional capital to finance our planned operations, which may include future equity and debt financings. This additional capital may not be available to us on acceptable terms or at all. Our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or eliminate our commercialization, sales and marketing efforts, product development programs or other operations.
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through private placements of equity securities, debt financing arrangements and sales of our products. As of September 30, 2020, we had $39.8 million in cash and cash equivalents, and an accumulated deficit of $233.4 million. Based on our current planned operations, we expect our cash and cash equivalents, together with available borrowings under the CIBC Agreement and the proceeds from our IPO, will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
We expect to continue to make substantial investments in clinical trials that are designed to provide clinical evidence of the safety and efficacy of our solution. We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales territory managers and expanding our international sales and marketing programs to help promote awareness and increase adoption of our solution primarily among the approximately 800 pulmonologists performing interventional pulmonary procedures across approximately 500 high volume hospitals. In order to continue to grow our business, we will need to hire additional sales personnel to efficiently serve the market. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our solution, broaden the addressable market and expand indications, support regulatory submissions and demonstrate the clinical efficacy of our solution. Moreover, we expect to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and Securities and Exchange Commission (SEC) compliance, investor relations and other expenses. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future. Our future capital requirements will depend on many factors, including:
•the cost, timing and results of our clinical trials and regulatory reviews;
•the cost and timing of establishing sales, marketing and distribution capabilities;
•the impact of the COVID-19 pandemic on our business;
•the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•the timing, receipt and amount of sales from our current solution and potential future products;
•the degree of success we experience in continuing to commercialize our solution;
•the emergence of competing or complementary technologies;
•the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and
•the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
We will require additional financing to fund working capital and pay our obligations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings or debt financings. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may negatively affect our business, financial condition and results of operations. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available on reasonable terms, or at all.
If the quality of our solution does not meet the expectations of physicians or patients, then our business and reputation may be harmed.
In the course of conducting our business, we must adequately address quality issues that may arise with our solution, including defects in third-party components included in our solution. Although we have established internal procedures designed to minimize risks that may arise from quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of the Zephyr Valves does not live up to the expectations of physicians or patients as a result of the physician’s implantation of the valve. For example, a physician may improperly implant the Zephyr Valve. If the quality of our solution does not meet the expectations of physicians or patients, then our business and reputation with those physicians or patients may negatively affect our business, financial condition and results of operations.

If our facilities become damaged or inoperable, we will be unable to continue to research, develop and supply our solution which could negatively affect our business, financial condition and results of operations until we are able to secure a new facility and rebuild our inventory.
We do not have redundant facilities. We perform substantially all of our manufacturing, research and development and back office activity in a single location at our headquarters in Redwood City, California. We store our finished goods inventory at our headquarters and secondary facilities in Redwood City, California. Our facilities, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. The facilities will be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our manufacturing capabilities, inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
Performance issues, service interruptions or price increases by our shipping carriers could negatively affect our business, financial condition and results of operations and harm our reputation and the relationship between us and the hospitals with which we work.
Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of the Zephyr Valve and Chartis System to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our solution and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for the Zephyr Valve on a timely basis.
We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees will negatively affect our business, financial condition and results of operations.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and other personnel. We are highly dependent upon our management team, particularly our Chief Executive Officer, and the rest of our senior management, and other key personnel. Although we have entered into employment letter agreements with all of our executive officers, each of them may terminate their employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could therefore negatively affect our business, financial condition and results of operations. In addition, we do not carry any key person insurance policies that could offset potential loss of service under applicable circumstances.
In addition, our research and development programs and clinical operations depend on our ability to attract and retain highly skilled engineers and medical researchers. We may not be able to attract or retain qualified engineers and medical researchers in the future due to the competition for qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than us. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.
In addition, job candidates and existing employees, particularly in the San Francisco Bay Area, often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may harm our ability to recruit and retain highly skilled employees. Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements described herein. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it will negatively affect our business, financial condition and results of operations.
We have significant international operations, and to successfully market and sell our products in such international markets we must address international business risks with which we have limited experience.
Sales in markets outside of the United States accounted for approximately 67.2% and 49.4% of our revenue for the year ended December 31, 2019 and nine months ended September 30, 2020, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, France, Germany, Italy, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
•difficulties in staffing and managing our international operations;
•increased competition as a result of more products and procedures receiving regulatory approval or otherwise free to market in international markets;
•longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•reduced or varied protection for intellectual property rights in some countries;
•export restrictions, trade regulations and foreign tax laws;
•fluctuations in currency exchange rates;
•foreign certification and regulatory clearance or approval requirements;
•difficulties in developing effective marketing campaigns in unfamiliar foreign countries;
•customs clearance and shipping delays;
•political, social, and economic instability abroad, global health epidemics or other contagious diseases (including the impact of the COVID-19 pandemic), terrorist attacks and security concerns in general;
•preference for locally produced products;
•potentially adverse tax consequences, including the complexities of foreign value-added tax systems, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;
•differing payment and reimbursement regimes;
•the burdens of complying with a wide variety of foreign laws and different legal standards; and
•increased financial accounting and reporting burdens and complexities.
For example, the COVID-19 pandemic significantly decreased and may continue to have a negative impact on the sale of our products and the number of patients treated with our solution. The outbreak has also resulted in disruptions or restrictions on physicians, hospitals and other healthcare providers from treating patients that are eligible for our products due to the uncertain health effects of the coronavirus on the respiratory system and resources that are diverted to prioritize treatment and containment of the coronavirus outbreak. In addition, the COVID-19 pandemic has also resulted in business closures and disruptions that may continue to affect various suppliers of ancillary products used in the delivery of our product (e.g. gowns, face masks or gloves), including disruptions and restrictions on transportation of our products and could result in significant delays. In addition, a significant outbreak of coronavirus and other contagious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products and impact our business, financial condition and results of operations.
If one or more of these risks are realized, it will negatively affect our business, financial condition and results of operations.
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or the physicians who use our solution and the patients they treat, or prevent us from assessing critical information and expose us to liability, which could negatively affect our business, financial condition and results of operations and our reputation.
In the ordinary course of our business, we may become exposed to, or collect and store sensitive data, including procedure-based information and legally PHI, credit card, and other financial information, insurance information, and other potentially personally identifiable information. For example, we may fail to remove all PHI from CT scan data on the StratX Platform. We also store sensitive intellectual property and other proprietary business information. Although we are in the process of implementing policies and procedures designed to ensure compliance with applicable data security and privacy-related laws and regulations and we take measures to protect sensitive information from unauthorized access or disclosure, our information technology (IT) and infrastructure, and other technology partners and providers, may be vulnerable to cyber-attacks by hackers or viruses or breaches due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided or used by third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The use of cloud-based computing creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. For example, companies have recently experienced an increase in phishing and social engineering attacks from third-parties. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers and we do not carry cyber insurance, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources. Although the aggregate impact on our operations and financial condition has not been material to date, we have occasionally been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. We cannot assure you, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns and breaches could negatively affect our business, financial condition and results of operations and our reputation.
We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products, product improvements or the generation of significant future revenues.
In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, partnerships or other arrangements to develop new products or product improvements and to pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or viable product improvements or result in significant revenues and could be terminated prior to developing any products.
Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products.
Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium. If we enter into in-bound intellectual property license agreements, we may not be able to fully protect the licensed intellectual property rights or maintain those licenses. Future licensors could retain the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain and enforce intellectual property protection for the licensed intellectual property. These licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. Further, entering into such license agreements could impose various diligence, commercialization, royalty or other obligations on us. Future licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license, which could adversely affect our competitive business position and harm our business prospects.
Unfavorable global economic conditions could negatively affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, such as the global financial crisis of 2008, could result in a variety of risks to our business, including weakened demand for our solution, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, including due to the impact of the COVID-19 pandemic, could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing will negatively affect our business, financial condition and results of operations and we cannot anticipate all of the ways in which the economic climate and financial market conditions could negatively affect our business, financial condition and results of operations.
We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise negatively affect our business, financial condition and results of operations.
We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our current business, enhance our technical capabilities or otherwise offer growth opportunities. Accordingly, although we have no current commitments with respect to any acquisition or investment, we may in the future pursue the acquisition of, or joint ventures relating to, complementary businesses, applications or technologies instead of developing them ourselves. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.
We may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which will harm our operating results. In addition, if an acquired business fails to meet our expectations, it will negatively affect our business, financial condition and results of operations.
Consolidation in the healthcare industry or group purchasing organizations could lead to demands for price concessions, which may affect our ability to sell our products at prices necessary to support our current business strategies.
The commercial payor industry is undergoing significant consolidation. When payors combine their operations, the combined company may elect to reimburse our products at the lowest rate paid by any of the participants in the consolidation or use its increased size to negotiate reduced rates. If one of the payors participating in the consolidation does not reimburse for the Zephyr Valve and our solution at all, the combined company may elect not to reimburse for the same, which would adversely impact our operating results.
Our long-term growth depends on our ability to enhance our solution, expand our indications and develop and commercialize additional products. If we fail to identify, acquire and develop other products, we may be unable to grow our business.
It is important to our business that we continue to enhance the Zephyr Valve, Chartis System and StratX Platform and develop and introduce new products. Developing products is expensive and time-consuming and could divert management’s attention away from our core business. The success of any new product offering or product enhancements to our solution will depend on several factors, including our ability to:
•assemble sufficient resources to acquire or discover additional products;
•properly identify and anticipate physician and patient needs;
•develop and introduce new products and product enhancements in a timely manner;
•avoid infringing upon the intellectual property rights of third parties;
•demonstrate, if required, the safety and efficacy of new products with data from pre-clinical studies and clinical trials;
•obtain the necessary regulatory clearances or approvals for expanded indications, new products or product modifications;
•be fully FDA-compliant with marketing of new devices or modified products;
•produce new products in commercial quantities at an acceptable cost;
•provide adequate training to potential users of our products;
•receive adequate coverage and reimbursement for procedures performed with our products; and
•develop an effective and dedicated sales and marketing team.

If we are not successful in expanding our indications and developing and commercializing new products and product enhancements, our ability to increase our revenue may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, we may choose to focus our efforts and resources on a potential products or indication that ultimately prove to be unsuccessful, or to license or purchase a marketed product that does not meet our financial expectations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other potential products or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such potential products through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights, which could adversely impact our business, financial condition and results of operations.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and products and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other products or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and products and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product or product candidate, we may relinquish valuable rights to that product or product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
We are subject to anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could negatively affect our business, financial condition and results of operations.
As we grow our international presence and global operations, we will be increasingly exposed to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act (FCPA), and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (OFAC). In addition, the U.K. Bribery Act of 2010 (Bribery Act) prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that fails to prevent bribery by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented adequate procedures to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.
We are in the process of enhancing policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations. We cannot assure you, however, that our policies and procedures are or will be sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, financial condition and results of operations.
Our results may be impacted by changes in foreign currency exchange rates.
A significant proportion of our sales are outside of the United States, and a majority of those are denominated in foreign currencies, which exposes us to foreign currency risks, including changes in currency exchange rates. We do not currently engage in any hedging transactions. If we are unable to address these risks and challenges effectively, our international operations may not be successful, and our business could be harmed.
Our ability to utilize our net operating loss carryforwards and research and development credit may be limited.
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code) a corporation that undergoes an ownership change, generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.
We may not be able to achieve or maintain satisfactory pricing and margins for our products.
Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our solution or maintain prices at the levels we have historically achieved. Any decline in the amount that payers reimburse our customers for the Zephyr Valve and related products could make it difficult for customers to continue using, or to adopt, our solution and could create additional pricing pressure for us. If we are forced to lower the price we charge for our solution, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which will negatively affect our business, financial condition and results of operations.
Governmental export or import controls could limit our ability to compete in foreign markets and subject us to liability if we violate them.
Our products may be subject to U.S. export controls. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, will harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely negatively affect our business, financial condition and results of operations.
Risks Related to Government Regulation and Our Industry
Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad. If we fail to obtain and maintain necessary regulatory approvals for the Zephyr Valve and related products, or if approvals for future products and indications are delayed or not issued, it will negatively affect our business, financial condition and results of operations.
The Zephyr Valve is subject to extensive regulation by the FDA in the United States and by our Notified Body in the European Union. Government regulations specific to medical devices are wide ranging and govern, among other things:
•product design, development, manufacture, and release;
•laboratory, pre-clinical and clinical testing, labeling, packaging, storage and distribution;
•product safety and efficacy;
•premarketing clearance or approval;
•service operations;
•record keeping;
•product marketing, promotion and advertising, sales and distribution;
•post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals;
•post-market approval studies; and
•product import and export.
Before a new medical device or service, or a new intended use for an existing product or service, can be marketed in the United States, a company must first submit and receive either 510(k) clearance or PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is substantially equivalent to a legally-marketed predicate device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence.
In the process of obtaining PMA approval, which was required for the Zephyr Valve, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

Either the 510(k) or PMA process can be expensive, lengthy and unpredictable. We may not be able to obtain any necessary clearances or approval or may be unduly delayed in doing so, which will negatively affect our business, financial condition and results of operations. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained PMA approval to market the Zephyr Valve, our approval can be revoked if safety or efficacy problems develop.
The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe or effective for their intended uses;
•the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials or the interpretation of data from pre-clinical studies or clinical trials;
•serious and unexpected adverse device effects experienced by participants in our clinical trials;
•the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
•our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•the manufacturing process or facilities we use may not meet applicable requirements; and
•the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.
In order to sell our products in member countries of the European Economic Area (EEA), our products must comply with the essential requirements of the European Union Medical Devices Directive (Council Directive 93/42/EEC) (MDD) and the Active Implantable Medical Devices Directive (Council Directive 90/385/EEC). Compliance with these requirements is a prerequisite to be able to affix the Conformité Européene (CE) mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an European Commission Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the MDD, a conformity assessment procedure requires the intervention by a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EEA.
The FDA and state and international authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by any such agency, which may include any of the following sanctions:
•adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;
•repair, replacement, refunds, recall or seizure of our products;

•operating restrictions, partial suspension or total shutdown of production;
•denial of our requests for regulatory clearance or premarket approval of new products or services, new intended uses or modifications to existing products or services;
•withdrawal of regulatory clearance or premarket approvals that have already been granted; or
•criminal prosecution.
If any of these events were to occur, it will negatively affect our business, financial condition and results of operations.
Changes in the regulatory environment may constrain or require us to restructure our operations, which may harm our revenue and operating results.
Healthcare laws and regulations change frequently and may change significantly in the future. We may not be able to adapt our operations to address every new regulation, and new regulations may negatively affect our business, financial condition and results of operations. We cannot assure you that a review of our business by courts or regulatory authorities would not result in a determination that adversely affects our revenue and operating results, or that the healthcare regulatory environment will not change in a way that restricts our operations. In addition, there is risk that the U.S. Congress may implement changes in laws and regulations governing healthcare service providers, including measures to control costs, or reductions in reimbursement levels, which may negatively affect our business, financial condition and results of operations.
The federal government is considering ways to change, and has changed, the manner in which healthcare services are paid for in the United States. CMS establishes Medicare payment levels for hospitals and physicians on an annual basis, which can increase or decrease payment to such entities. CMS, as well as insurers, have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, the U.S. Congress has considered and implemented changes in the CMS fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement by CMS for services or changes in policy regarding coverage of tests or other services provided or other requirements for payment, such as prior authorization or a physician’s or qualified practitioner’s signature on test/service requisitions, may be implemented from time to time. Individual states may also enact legislation that impacts Medicaid payments to hospitals and physicians. Reductions in the reimbursement rates and changes in payment policies of other third-party payors may occur as well. Similar changes in the past have resulted in reduced payments as well as added costs and have added more complex regulatory and administrative requirements. Further changes in federal, state, local and third-party payor regulations or policies may negatively affect our business, financial condition and results of operations. Actions by agencies regulating insurance or changes in other laws, regulations, or policies may also negatively affect our business, financial condition and results of operations.
On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the MDD and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.
The Medical Devices Regulation will become applicable in 2021. Once applicable, the new regulations will among other things:
•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and
•strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
These modifications may have an effect on the way we conduct our business in the EEA.
Changes in funding for, or disruptions caused by global health concerns impacting, the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed, cleared or approved or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new devices to be reviewed and/or approved or cleared by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone inspections of foreign manufacturing facilities and products, and routine surveillance inspections of domestic manufacturing facilities. In July 2020, the FDA resumed inspections on a risk-based basis. Other regulatory authorities may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products that leads to corrective actions, could have a significant adverse impact on us.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. Manufacturers may also, under their own initiative, recall a product if any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources and could cause the price of our stock to decline, expose us to product liability or other claims and harm our reputation with customers. A future recall announcement will harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.
In addition, under the FDA’s medical device reporting regulations (MDRs), we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDRs. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which will negatively affect our business, financial condition and results of operations, including our ability to market our products in the future.
Any adverse event involving our products, whether in the United States or abroad, could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.
We are subject to certain federal, state and foreign fraud and abuse laws, health information privacy and security laws and transparency laws, which, if violated, could subject us to substantial penalties and negatively affect our business, financial condition and results of operations.
The products and services we offer are highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Our arrangements with physicians, hospitals and clinics may expose us to broadly applicable fraud and abuse and other laws and regulations that may restrict the financial arrangements and relationships through which we market, sell and distribute our products and services. Federal and state healthcare laws and regulations that may affect our ability to conduct business, include, without limitation:
•federal and state laws and regulations regarding billing and claims payment applicable to our solution and regulatory agencies enforcing those laws and regulations;
•the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as Medicare and Medicaid;
•the federal false claims laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•the federal Physician Payments Sunshine Act (Open Payments), created under the Patient Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act) and its implementing regulations, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on covered entities, including certain healthcare providers, health plans and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors; HIPAA also created criminal liability for, among other things, knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the Federal Drug & Cosmetic Act (FDCA), which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•the federal physician self-referral prohibition, commonly known as the Stark Law , which prohibits, among other things, physicians who have a financial relationship, including an investment, ownership or compensation relationship with an entity, from referring Medicare and Medicaid patients to that entity for designated health services, which include clinical laboratory services, unless an exception applies. Similarly, entities may not bill Medicare, Medicaid or any other party for services furnished pursuant to a prohibited referral;

•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation (GDPR), which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union (including health data).
The Affordable Care Act was enacted in 2010. The Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes, including those created under HIPAA. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have continued their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise negatively affect our business, financial condition and results of operations. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to.
Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our activities, including those relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products (such as our patient reimbursement support program) and the sale and marketing of our products, may be subject to scrutiny by under these laws. Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our activities could be subject to challenge under one or more such laws. The growth of our business and sales organization and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to significant penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, additional oversight and reporting obligations, exclusion from participation in government programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputation harm and disgorgement and we could be required to curtail or cease our operations. Any of the foregoing consequences will negatively affect our business, financial condition and results of operations.
If we modify the Zephyr Valve, we may need to seek additional clearances or approvals, which, if not granted, would prevent us from selling our modified products.
In the United States, the Zephyr Valve is marketed pursuant to a PMA order issued by the FDA. Any modifications to a PMA-approved device that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, manufacture, design, components, or technology requires approval of a new PMA application or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA 30-Day Notice, Special PMA Supplement - Changes Being Effected or PMA Annual Report. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new approvals are necessary. If the FDA disagrees with our determination and requires us to seek new PMA approvals for modifications to our previously approved products for which we have concluded that new approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Furthermore, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.
Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.
Even though we have obtained approval for the Zephyr Valve, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, registration, and listing of devices. For example, we must submit periodic reports to the FDA as a condition of PMA approval. These reports include safety and effectiveness information about the device after its approval. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation.
In addition, the PMA approval for the Zephyr Valve was subject to several conditions of approval, including extended follow-up of the pre-market study cohort and post market study. Though we believe we have complied with these conditions to date, any failure to comply with the conditions of approval could result in the withdrawal of PMA approval and the inability to continue to market the device. Failure to conduct the required studies in accordance with Institutional Review Board (IRB) and informed consent requirements, or adverse findings in these studies, could also be grounds for withdrawal of approval of the PMA.
The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory approval to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which will negatively affect our business, financial condition and results of operations.
If treatment guidelines for severe emphysema or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA for one or more of our products.
If treatment guidelines for severe emphysema changes or the standard of care for this condition evolves, we may need to redesign the applicable product and seek new approvals from the FDA. Our PMA approvals from the FDA are based on current treatment guidelines. If treatment guidelines change so that different treatments become desirable, the clinical utility of one or more of our products could be diminished and will negatively affect our business, financial condition and results of operations.
If we or our suppliers fail to comply with the FDA’s QSR or the European Union Medical Devices Directive, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.
Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s QSR and the European Union Medical Devices Directive (Council Directive 93/42/EEC) (MDD), both of which cover procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of Zephyr Valves. We are also subject to similar state requirements and licenses, and to ongoing International Organization for Standardization (ISO) compliance in all operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, European Union Notified Bodies and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would negatively affect our business, financial condition and results of operations. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.
We are registered with the FDA as a manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health (CDPH) to determine our compliance with the QSR and other regulations at our manufacturing facility, and these inspections may include the manufacturing facilities of our suppliers. Our design facilities in Redwood City, California were most recently audited by the FDA in November 2016 and no observations resulting in a warning letter were identified. We believe that we are in compliance, in all material respects, with the QSR.
We also maintain a certificate of registration for the design, manufacture, service, and distribution of our product from British Standards Institution (BSI) in the Netherlands, our European Notified Body. Most recently, BSI completed an ISO 13485 surveillance audit of our design, manufacturing and service operations in April 2020 and we believe that we are in compliance, in all material respects, with the MDD.
We can provide no assurance that we will continue to remain in compliance with the QSR or MDD. If the FDA, CDPH or BSI inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility, we may be unable to produce our solutions, which will negatively affect our business, financial condition and results of operations.
The misuse or off-label use of our solution will harm our image in the marketplace, result in injuries that lead to product liability suits or result in costly investigations and sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which will negatively affect our business, financial condition and results of operations.
Our solution has been approved by the FDA for specific indications. We train our marketing and direct sales force to not promote our products for uses outside of the FDA-approved indications for use, known as “off-label” uses. We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those approved by the FDA or any foreign regulatory body may not effectively treat such conditions, which will harm our reputation in the marketplace among physicians and patients.
Physicians may also misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. In addition, if the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment of our operations. Any of these events will negatively affect our business, financial condition and results of operations and cause our stock price to decline.
We may be subject to regulatory or enforcement actions if we engage in improper marketing or promotion of our products.
Our educational and promotional activities and training methods must comply with FDA and other applicable laws, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label in their professional medical judgment, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our educational and promotional activities or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, injunctions, or seizures, which could have an adverse impact on our reputation and financial results. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. It is also possible that other federal, state or foreign enforcement authorities might take action, such as federal prosecution under the federal civil False Claims Act, if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.
The clinical trial process required to obtain regulatory approvals is lengthy and expensive with uncertain outcomes. If clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the United States or, with respect to our current or future products, elsewhere, we will be unable to expand the indications for or commercialize these products and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of those products.
We have obtained PMA approval for the Zephyr Valve. In order to obtain PMA approval for a device, the sponsor must conduct well-controlled clinical trials designed to assess the safety and efficacy of the product candidate. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.
Successful results of pre-clinical studies are not necessarily indicative of future clinical trial results, and predecessor clinical trial results may not be replicated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance or approval of our products. The data we collect from our pre-clinical studies and clinical trials may not be sufficient to support FDA clearance or approval, and if we are unable to demonstrate the safety and efficacy of our future products in our clinical trials, we will be unable to obtain regulatory clearance or approval to market our products.
In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the obtainment of the right to affix the CE mark in the European Union; the submission to the FDA of an Investigational Device Exemption (IDE) application to commence a pivotal clinical trial for a new product candidate; the enrollment of patients in clinical trials; the release of data from clinical trials; and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.
Clinical trials are necessary to support PMA applications and may be necessary to support PMA supplements for modified versions of our marketed device products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. Adverse outcomes in the post-approval studies could also result in restrictions or withdrawal of approval of the PMA. We will likely need to conduct additional clinical studies in the future to support new indications for our products or for approvals or clearances of new product lines, or for the approval of the use of our products in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons. We may experience a number of events that could adversely affect the costs, timing or successful completion of our clinical trials, including:
•we may be required to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials, and the FDA may reject our IDE application and notify us that we may not begin investigational trials;
•regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;
•regulators, IRBs or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
•we may not reach agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•the number of subjects or patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;
•our third-party contractors, including those manufacturing products or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•we might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
•we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB or regulatory authority for re-examination;
•regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;
•the cost of clinical trials may be greater than we anticipate;
•clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;
•we may be unable to recruit a sufficient number of clinical trial sites;
•regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third-party supplier with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•approval policies or regulations of the FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for approval; and
•our current or future products may have undesirable side effects or other unexpected characteristics.
Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate or provider’s competing clinical trial. In addition, patients participating in our clinical trials may drop out before completion of the trial or experience adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial.
Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under current good manufacturing practice, or Current Good Manufacturing Practices, requirements and other regulations. Furthermore, we may rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we may have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice, or GCP, requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.
Even if our future products are cleared or approved in the United States, commercialization of our products in foreign countries would require clearance or approval by regulatory authorities in those countries. Clearance or approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.
Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could negatively affect our business, financial condition and results of operations.
We are required to file various reports with the FDA and European regulators, including reports required by the MDRs that require that we report to the regulatory authorities if our solutions may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur and we have filed such reports in the past. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which will negatively affect our business, financial condition and results of operations.
If we initiate a correction or removal for the Zephyr Valve to reduce a risk to health posed by it, we would be required to submit a publicly available correction and removal report to the FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our solutions. Furthermore, the submission of these reports could be used by competitors against us and cause physicians to delay or cancel prescriptions, which will harm our reputation.
If we assess a potential quality issue or complaint as not requiring either field action or notification, respectively, regulators may review documentation of that decision during a subsequent audit. If regulators disagree with our decision, or take issue with either our investigation process or the resulting documentation, regulatory agencies may impose sanctions and we may be subject to regulatory enforcement actions, including warning letters, all of which will negatively affect our business, financial condition and results of operations.
If we do not obtain and maintain international regulatory registrations or approvals for our products, we will be unable to market and sell our products outside of the United States.
Sales of our products outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we may not receive regulatory approvals in each country in which we plan to market our products, or we may be unable to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA approval, and requirements for such registrations, clearances or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.
Regulatory approval by the FDA does not ensure registration, clearance or approval by regulatory authorities in other countries, and registration, clearance or approval by one or more foreign regulatory authorities does not ensure registration, clearance or approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining registration or regulatory clearance or approval in one country may have a negative effect on the regulatory process in others.
Healthcare reform measures could hinder or prevent the commercial success of our solutions.
In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that will harm our future revenues and profitability and the demand for our solutions. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payers and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products. For example, the Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, imposed an excise tax of 2.3% on the sale of most medical devices, including ours, and any failure to pay this amount could result in the imposition of an injunction on the sale of our products, fines and penalties. However, the 2020 federal spending package permanently eliminated this medical device excise tax effective January 1, 2020.
There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain fees mandated by the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and negatively affect our business, financial condition and results of operations.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
The current presidential administration and Congress may continue to pursue significant changes to the current healthcare laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may negatively affect our business, financial condition and results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may negatively affect our business, financial condition and results of operations.
The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare will harm:
•our ability to set a price that we believe is fair for the Zephyr Valve;
•our ability to generate revenue and achieve or maintain profitability; and
•the availability of capital.
Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our current and future products. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, the Trump administration issued an executive order on August 3, 2020 directing CMS to propose a regulation extending

Medicare coverage for certain telemedicine services provided to certain Medicare beneficiaries beyond the duration of the COVID-19 pandemic. CMS is required to propose the regulation within sixty (60) days of the issuance of the executive order.
Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, financial condition and results of operations.
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020 (Transition Period), during which European Union rules will continue to apply. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.
Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which European Union rules and regulations to replace or replicate, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict access to capital. Possible changes to the rules and regulations relating to quality, safety and efficacy of products, clinical trials, marketing authorization, commercial sales and distribution of products could materially impact the regulatory regime with respect to products and approval of any product candidates in the United Kingdom or the European Union and we may be forced to restrict or delay efforts to sell our products or seek regulatory approval of product candidates in the United Kingdom and/or the European Union, which could negatively affect our business, financial condition and results of operations. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the European Union and, in particular, any arrangements for the United Kingdom to retain access to European Union markets following the expiry of the Transition Period.
We are subject to governmental regulation and other legal and contractual obligations, particularly related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our consumer-facing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business.
We are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA and, in the European Union and the EEA, the General Data Protection Regulation (GDPR). New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the California Consumer Privacy Act (CCPA) took effect on January 1, 2020 and creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information.
The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could negatively affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.

The privacy laws in the European Union have also been significantly reformed. On May 25, 2018, the GDPR entered into force and became directly applicable in all European Union member states. The GDPR implements more stringent operational requirements than its predecessor legislation. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, require the appointment of data protection officers when sensitive personal data, such as health data, is processed on a large scale, provides more robust rights for data subjects, introduces mandatory data breach notification through the European Union, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the greater of €20 million or up to 4% of our total global annual revenue in the event of a significant breach. In addition, we may be the subject of litigation or adverse publicity, which could negatively affect our business, financial condition and results of operations.
Although there are legal mechanisms to allow for the transfer of personal data from the United Kingdom, EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, or the Privacy Shield Frameworks. Specifically, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 which had deemed the protection provided by the EU-U.S. Privacy Shield Framework adequate under EU privacy law, specifically under the GDPR. To the extent that we or any of our vendors, contractors, or consultants have been relying on the EU-U.S. Privacy Shield Framework, we will not be able to do so in the future, which could increase our costs and may limit our ability to process personal data from the EU. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield Frameworks, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the Privacy Shield Frameworks and the Standard Contractual Clauses for the foregoing purposes.
Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, while the Data Protection Act of 2018, that implements and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the United Kingdom, including the GDPR, after which the GDPR will be converted into UK law. Beginning in 2021, the United Kingdom will be a “third country” under the GDPR. We may, however, incur liabilities, expenses, costs, and other operational losses under the GDPR and privacy laws of the applicable EU Member States and the United Kingdom in connection with any measures we take to comply with them.
We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations, which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Increasing use of social media could also give rise to liability, breaches of data security or reputational damage.
Moreover, complying with the various cybersecurity or privacy laws that are applicable to us could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Any failure to comply could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.
We face potential liability related to the privacy of health information we obtain.
Most healthcare providers, including hospitals from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient reimbursement support programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the European Union Data Protection Directive and legislation of the European Union member states implementing it.
Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Failure by third-party contractors to comply with the strict rules on the transfer of personal data outside of the European Union into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information.
Moreover, patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could negatively affect our business, financial condition and results of operations. If we or third-party contractors or consultants fail to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.
Our employees, consultants, and other commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
We are exposed to the risk that our employees, consultants, and other commercial partners and business associates may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and internationally or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of medical devices, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees, consultants and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and reputational harm, and divert the attention of management in defending ourselves against any of these claims or investigations.
Compliance with environmental laws and regulations could be expensive, and the failure to comply with these laws and regulations could subject us to significant liability.
Our research, development and manufacturing operations involve the use of hazardous substances, and we are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the storage, use, handling, generation, manufacture, treatment, discharge and disposal of hazardous substances. Our products may also contain hazardous substances, and they are subject laws and regulations relating to labeling requirements and to their sale, collection, recycling, treatment, storage and disposal. Compliance with these laws and regulations may be expensive and noncompliance could result in substantial fines and penalties. Environmental laws and regulations also impose liability for the remediation of releases of hazardous substances into the environment and for personal injuries resulting from exposure to hazardous substances, and they can give rise to substantial remediation costs and to third-party claims, including for property damage and personal injury. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence, and they tend to become more stringent over time, imposing greater compliance costs and increased risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations, or releases of or exposure to hazardous substances, will not occur in the future or have not occurred in the past, including as a result of human error, accidents, equipment failure or other causes. The costs of complying with environmental laws and regulations, and liabilities that may be imposed for violating them, or for remediation obligations or responding to third-party claims, could negatively affect our business, financial condition and results of operations.
Risks Related to Our Intellectual Property
We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to sell and market our products.
The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties may be alleged to cover our products, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell or export our products or to use our technologies or product names. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as patent trolls, have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or invitations to license, or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third-party’s patent or trademark or of misappropriating a third-party’s trade secret.
Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our products. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents. Because we have not conducted a formal freedom to operate analysis for patents related to our products, we may not be aware of issued patents that a third party might assert are infringed by one of our current products or future product candidates, which could materially impair our ability to commercialize our products or product candidates. Even if we diligently search third-party patents for potential infringement by our products or product candidates, we may not successfully find patents that our products or product candidates may infringe. If we are unable to secure and maintain freedom to operate, others could preclude us from commercializing our products or product candidates.
In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents, patent applications or other intellectual property, as a result of the work they performed on our behalf. Although we generally require all of our employees and consultants and any other partners or collaborators who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.
Any lawsuits relating to intellectual property rights could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:
•stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property;
•lose the opportunity to license our intellectual property to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others; incur significant legal expenses;
•pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;
•pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;
•redesign those products or technologies that contain the allegedly infringing intellectual property, which could be costly, disruptive and infeasible; and
•attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all, or from third parties who may attempt to license rights that they do not have.
In addition, if we are found to willfully infringe third-party patents or trademarks or to have misappropriated trade secrets, we could be required to pay treble damages in addition to other penalties. Although patent, trademark, trade secret, and other intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement.
Any litigation or claim against us, even those without merit and even those where we prevail, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages (which may be increased up to three times of awarded damages) or substantial royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. We could encounter delays in product introductions while we attempt to develop alternative methods or products. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products.
In addition, we generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.
Similarly, interference or derivation proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office (USPTO) may be necessary to determine priority with respect to our patents, patent applications, trademarks or trademark applications. We may also become involved in other proceedings, such as reexamination, inter parties review, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing our products or using product names, which would have a significant adverse impact on our business, financial condition and results of operations.
Additionally, we may file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time consuming and unsuccessful. Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property. In addition, in a patent or other intellectual property infringement proceeding, a court may decide that a patent or other intellectual property of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims or other intellectual property narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents or other intellectual property do not cover the technology in question. Furthermore, even if our patents or other intellectual property are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation proceeding could put one or more of our patents or other intellectual property at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business position, financial condition and results of operations.
Our success will depend on our, and any of our current and future licensors’, ability to obtain, maintain and protect our intellectual property rights.
In order to remain competitive, we must develop, maintain and protect the proprietary aspects of our brands, technologies and data. We rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, trade secret and other intellectual property laws to protect the proprietary aspects of our brands, technologies and data. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success will depend, in part, on preserving our trade secrets, maintaining the security of our data and know-how and obtaining and maintaining other intellectual property rights by us and our current and future licensors. We, and our current and future licensors, may not be able to obtain or maintain intellectual property or other proprietary rights necessary to our business or in a form that provides us with a competitive advantage.
In addition, our trade secrets, data and know-how could be subject to unauthorized use, misappropriation, or disclosure to unauthorized parties, despite our efforts to enter into confidentiality agreements with our employees, consultants, clients and other vendors who have access to such information, and could otherwise become known or be independently discovered by third parties. Our intellectual property, including trademarks, could be challenged, invalidated, infringed, and circumvented by third parties, and our trademarks could also be diluted, declared generic or found to be infringing on other marks. If any of the foregoing occurs, we could be forced to re-brand our products, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion. Failure to obtain and maintain intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the United States and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation or misappropriation of our trademarks, data, technology and other intellectual property and services, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated or otherwise violated.
We rely, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology.
The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:
•any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our products;
•any of our pending patent applications will issue as patents;
•we will be able to successfully commercialize our products on a substantial scale, if approved, before our relevant patents we may have expire;
•we were the first to make the inventions covered by each of our patents and pending patent applications;
•we were the first to file patent applications for these inventions;
•others will not develop similar or alternative technologies that do not infringe our patents; any of our patents will be found to ultimately be valid and enforceable;
•any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•we will develop additional proprietary technologies or products that are separately patentable; or
•our commercial activities or products will not infringe upon the patents of others.
Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. Issued patents may be challenged, narrowed, invalidated or circumvented. Decisions by courts and governmental patent agencies may introduce uncertainty in the enforceability or scope of patents owned by or licensed to us. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own products and practicing our own technology. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid, unenforceable or not infringed; competitors may then be able to market products and use manufacturing and analytical processes that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.
If we are unable to protect the confidentiality of our other proprietary information, our business and competitive position may be harmed.
In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, and other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect, and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality provisions that we have in contracts with our employees, consultants, collaborators and others upon the commencement of their relationship with us. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such third parties, despite the existence generally of these confidentiality restrictions. These contracts may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. There can be no assurance that such third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Despite the protections we do place on our intellectual property or other proprietary rights, monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property or other proprietary rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology.
We also license rights to use certain proprietary information and technology from third parties. The use of such proprietary information and technology is therefore subject to the obligations of the applicable license agreement between us and the owner. For example, the software we developed for the Chartis System includes the use of open source software that is subject to the terms and conditions of the applicable open source software licenses that grant us permission to use such software. The owner of any such proprietary information or technology also might not enforce or otherwise protect its rights in the proprietary information or technology with the same vigilance that we would, which would allow competitors to use such proprietary information and technology without having to adhere to a license agreement with the owner.
To the extent our intellectual property or other proprietary information protection is incomplete, we are exposed to a greater risk of direct competition. A third party could, without authorization, copy or otherwise obtain and use our products or technology, or develop similar technology. Our competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our products, brand and business. The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our products and harm our business, the value of our investment in development or business acquisitions could be reduced and third parties might make claims against us related to losses of their confidential or proprietary information. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
Further, it is possible that others will independently develop the same or similar technology or product or otherwise obtain access to our unpatented technology, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology or products similar to ours or competing technologies or products, our competitive market position could be materially and adversely affected. In addition, some courts are less willing or unwilling to protect trade secrets and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.
We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach.
Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non‑compliance with these requirements.
The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non‑compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non‑payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business.
We may not be able to protect our intellectual property rights throughout the world.
A company may attempt to commercialize competing products utilizing our proprietary design, trademarks or tradenames in foreign countries where we do not have any patents or patent applications and where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.
Filing, prosecuting and defending patents or trademarks on our current and future products in all countries throughout the world would be prohibitively expensive. The requirements for patentability and trademarking may differ in certain countries, particularly developing countries. The laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from utilizing our inventions and trademarks in all countries outside the United States. Competitors may use our technologies or trademarks in jurisdictions where we have not obtained patent or trademark protection to develop or market their own products and further, may export otherwise infringing products to territories where we have patent and trademark protection, but enforcement on infringing activities is inadequate.

These products or trademarks may compete with our products or trademarks, and our patents, trademarks or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trademarks and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents and trademarks or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent and trademarks rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents and trademarks at risk of being invalidated or interpreted narrowly and our patent or trademark applications at risk, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.
We may be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors and third parties may claim an ownership interest in intellectual property we regard as our own.
Many of our employees and consultants were previously employed at or engaged by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, consultants and contractors, may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers or competitors.
Additionally, we may be subject to claims from third parties challenging our ownership interest in intellectual property we regard as our own, based on claims that our employees or consultants have breached an obligation to assign inventions to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against any other claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products could have a material adverse effect on our business, financial condition and results of operations, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, financial condition and results of operations.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a first-to-invent system to a first-to-file system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations.
In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.
The failure of third parties to meet their contractual, regulatory and other obligations could adversely affect our business.
We rely on suppliers, vendors, outsourcing partners, consultants, alliance partners and other third parties to research, develop, manufacture and commercialize our products and manage certain parts of our business. Using these third parties poses a number of risks, such as: (i) they may not perform to our standards or legal requirements; (ii) they may not produce reliable results; (iii) they may not perform in a timely manner; (iv) they may not maintain confidentiality of our proprietary information; (v) disputes may arise with respect to ownership of rights to technology developed with our partners; and (vi) disagreements could cause delays in, or termination of, the research, development or commercialization of our products or result in litigation or arbitration. Moreover, some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country-specific privacy and data security risk given current legal and regulatory environments. Failure of third parties to meet their contractual, regulatory and other obligations may materially affect our business.
If our trademarks and tradenames are not adequately protected, then we may not be able to build name recognition in our markets and our business may be adversely affected.
We rely on trademarks, service marks, tradenames and brand names to distinguish our products from the products of our competitors and have registered or applied to register these trademarks. We have not yet registered certain of our trademarks, including “CHARITE” in Germany, and as a result we sell certain products using names that may not be protected or may be subject to third party challenges for infringement of such third party’s trademarks. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected.
Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies.
Patents have a limited lifespan. In the United States, the standard patent term is typically 20 years after filing. Various extensions may be available. Even so, the life of a patent and the protection it affords are limited. As a result, our patent portfolio provides us with limited rights that may not last for a sufficient period of time to exclude others from commercializing products similar or identical to ours. For example, given the large amount of time required for the research, development, testing and regulatory review of implantable medical devices, patents protecting our products might expire before or shortly after they are commercialized.
Extensions of patent term may be available, but there is no guarantee that we would succeed in obtaining any particular extension-and no guarantee any such extension would confer patent term for a sufficient period of time to exclude others from commercializing products similar or identical to ours. In the United States, 35 U.S. Code § 156 Extension of patent term, permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). A patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval; only one patent may be extended; and extension is available for only those claims covering the approved device, a method for using it, or a method for manufacturing it. We have applied for such an extension however, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to any patents we obtain, or may grant more limited extensions than we request. An extension may not be granted or may be limited where there is, for example, a failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply before expiration of relevant patents, or some other failure to satisfy applicable requirements. If this occurs, our competitors may be able to launch their products earlier by taking advantage of our investment in development and clinical trials along with our clinical and pre-clinical data. This could have a material adverse effect on our business and ability to achieve profitability.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile and the value of our common stock may decline.
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
•actual or anticipated fluctuations in our financial condition and results of operations;
•variance in our financial performance from expectations of securities analysts or investors;
•changes in the pricing we offer our customers;
•changes in our projected operating and financial results;

•changes in laws or regulations applicable to our solution;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•publicity associated with issues related to our solution;
•our involvement in litigation;
•future sales of our common stock or other securities, by us or our stockholders, as well as the anticipation of lock-up releases;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market;
•general economic, regulatory, and market conditions, including economic recessions or slowdowns;
•changes in the structure of healthcare payment systems; and
•developments or disputes concerning our intellectual property or other proprietary rights.
In addition, the trading prices for common stock of other medical device companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may negatively impact the market price of our common stock. In addition, given the relatively small expected public float of shares of our common stock on the Nasdaq Global Select Market, the trading market for our shares may be subject to increased volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
An active trading market for our common stock may not develop or be sustainable and investors may not be able to resell their shares quickly or at the market price.
An active trading market for our common stock may never develop or be sustained. Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “LUNG.” However, we cannot assure you that an active trading market will develop or be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.
Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.
Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.
Future sales of our common stock by existing stockholders could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock by existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.
As of September 30, 2020, we had outstanding 3,801,824 shares of common stock. All of our executive officers and directors and substantially all of our other existing security holders are subject to lock-up agreements in connection with our IPO under which they have agreed, subject to specific exceptions, not to sell any of our capital stock until March 29, 2020. After the lock-up agreements expire, substantially all of such shares will become eligible for sale in the public market, of which 13,218,449 shares held by directors, executive officers, and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (Securities Act), and various vesting agreements.
Moreover, 180 days after the closing of the initial public offering, holders of up to an aggregate of 18,658,478 shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file on our behalf or for other stockholders.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own approximately 61% of our outstanding common stock as of September 30, 2020. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the price at which shares are currently being sold and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our common stock price and trading volume could decline.
Our stock price and trading volume is heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, our common stock price and trading volume could decline.
The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline.
Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own.
Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.
We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and may be restricted by the terms of any then-current credit facility. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
We are an “emerging growth company” and a “smaller reporting company” and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements applicable to other public companies that are not “emerging growth companies” including, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We have not elected to use the extended transition period under the JOBS Act which would have allowed us to delay implementing new accounting standards, and, therefore, we will be subject to the same accounting standards as other public companies that are not “emerging growth companies.”
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an “emerging growth company.” We may take advantage of certain of reduced disclosures available to smaller reporting companies and will be able to take advantage of these reduced disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We expect such expenses to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel will have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have not yet commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation required under Section 404, and we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions or investigations by the exchange on which our shares of common stock are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws currently in effect may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into a number of classes, with each class serving staggered terms;

•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of the holders of a majority of our outstanding shares of common stock;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least a majority of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation currently provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law;
•our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
These provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act or any claim for which the federal district courts of the United States have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such actions under the Securities Act and an investor cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims and there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
Item 2. Unregistered Sales of Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2020, we issued to certain directors, officers, employees and consultants an aggregate of 1,703,532 shares of our common stock upon the exercise of options under our 2020 Stock Plan at exercise prices ranging from $1.30 to $2.40 per share.
During the three months ended September 30, 2020, we repurchased 10,000 shares of our common stock from a former employee at a repurchase price of $2.10 per share.
On September 30, 2020, we granted an aggregate of 353,500 options to 15 non-employee directors and other employees and service providers pursuant to our 2020 Equity Incentive Plan at an exercise price equal to our initial public offering price of $19.00 per share.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 39b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds
In October 2020, we closed our initial public offering of 11,500,000 shares of our common stock, including shares issued upon the exercise in full of the underwriters’ option to purchase 1,500,000 additional shares of common stock, at a public offering price of $19.00 per share. We received gross proceeds to us of $218.5 million. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-248635), which was declared effective by the SEC on September 30, 2020. BofA Securities and Morgan Stanley acted as joint lead book-running managers for the offering. Stifel, Wells Fargo Securities and Canaccord Genuity acted as lead managers for the offering. Shares of our common stock began trading on the Nasdaq Global Select Market on October 1, 2020 and, following the sale of all the shares upon the closing of the initial public offering, the offer terminated.

The net proceeds to us after deducting underwriting discounts and commissions of $15.3 million and net offering expenses of $1.8 million were $201.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of September 30, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on October 1, 2020.
At September 30, 2020, $1.4 million of expenses incurred in connection with our IPO had not yet been paid.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
Not applicable.
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

10.1+	Pulmonx Corporation 2020 Equity Incentive Plan.	S-8	333-249187	99.5	October 1, 2020

10.2+	Forms of Option Agreement and Notice of Stock Option Grant under 2020 Equity Incentive Plan.	S-8	333-249187	99.6	October 1, 2020

10.3+	Form of Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.	S-8	333-249187	99.7	October 1, 2020

10.4+	Pulmonx Corporation 2020 Employee Stock Purchase Plan.	S-8	333-249187	99.8	October 1, 2020

10.5	First Amendment to Sublease Agreement, by and between Pulmonx Corporation and Genomic Health, Inc., dated September 10, 2020.	S-1/A	333-248635	10.22	September 24, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________
+     Indicates management contract or compensatory plan.
*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on the 13th day of November, 2020.

PULMONX CORPORATION

By:	/s/Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

By:	/s/Derrick Sung
Derrick Sung, Ph.D.
Chief Financial Officer