Form 10-K
period 2020-12-31
Pulmonx Corp
filed 2021-03-15
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-39562

PULMONX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0424412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of March 4, 2021 there were 35,689,881 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.
The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting equity held by non-affiliates as of such date.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith beliefs as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.
Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements include, but are not limited to, statements about:
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
All forward-looking statements are based on information available to us on the date of this Annual Report on Form 10-K and we will not update any of the forward-looking statements after the date of this Annual Report on Form 10-K, except as required by law. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward- looking statements, and you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Factors that might cause such a difference include, but are not limited to, those discussed in the following discussion and within Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Pulmonx” the “Company,” “we,” “us,” and “our” refer to Pulmonx Corporation.
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Special Note Regarding Forward-Looking Statement” and Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as part of your evaluation of an investment in our common stock:
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

PART I
ITEM 1. BUSINESS
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
In June 2018, we received pre-market approval (PMA) by the U.S. Food and Drug Administration (FDA) as a result of our breakthrough technology designation. The Zephyr Valve is now commercially available in more than 25 countries, with over 80,000 valves used to treat more than 20,000 patients. We have established reimbursement in major markets in North America, Europe and Asia Pacific and the Zephyr Valve has been included in treatment guidelines for COPD worldwide.
There are several treatment options for patients with emphysema, depending on the level of severity of the disease, ranging from medical management to more invasive surgical options. However, these treatment options have significant limitations for patients with severe emphysema.
Initial treatment for emphysema is generally limited to medications that primarily target airway obstruction and reduce inflammation, but do not address the underlying lung tissue destruction. As the disease worsens, symptoms increase despite optimized drug therapy, pulmonary rehabilitation exercises and supplemental oxygen.
As patients enter the severe phase, many become increasingly unable to engage in the most basic daily activities as a result of the persistent feeling of breathlessness and this reduces their overall health status each year. At this point, physicians may refer patients to thoracic surgeons for single or double lung transplantation or for lung volume reduction surgery (LVRS), in which hyperinflated tissue is cut away and removed. These invasive surgical procedures involve substantial risk of complications, prolonged hospital stays and high mortality. In addition, many patients do not qualify for these procedures. Patients with severe emphysema generally experience a worse quality of life than patients with lung cancer. We believe there is both an urgent clinical need and a strong market opportunity for a solution that is safe, effective and minimally invasive.
Our solution, which is comprised of the Zephyr Valve, Chartis System and StratX Platform, is designed to address the need for a more effective, minimally invasive treatment option for patients with severe emphysema, offering bronchoscopic lung volume reduction without surgery and its associated risks. Zephyr Valves are indicated for bronchoscopic treatment of adult patients with hyperinflation associated with severe emphysema in regions of the lung that have little to no collateral ventilation. During the one-time bronchoscopic procedure, Zephyr Valves are placed in the airways to occlude the most diseased parts of the lung, allowing trapped air to escape until the lobe is reduced in size. The intended result is a reduction in lung volume and hyperinflation in the targeted lobe, allowing healthier parts of the lung to expand and take in more air. Patients who are successfully treated with the Zephyr Valve report improved breathing and the ability to go back to doing everyday tasks more easily.
We believe our solution provides the following important benefits:
•Significant, durable improvements in lung function, exercise capacity and quality of life, demonstrated in a substantial body of clinical data;
•Well-characterized safety profile, evidenced by the inclusion in global treatment recommendations and more than 20,000 patients treated globally with the Zephyr Valve;
•High procedural success driven by innovative and effective patient assessment tools; and
•Minimally invasive procedure typically lasting less than an hour.
Over 100 scientific articles have been published regarding the clinical benefits of Zephyr Valves, including multiple meta-analyses, review articles, cost-effectiveness analyses and risk-benefit analyses. The Zephyr Valve showed statistically significant improvements in lung function, exercise capacity and quality of life when compared to medical management alone in multiple randomized controlled clinical trials. Additionally, independent studies have demonstrated that Zephyr Valves deliver increases in the BODE Index (a multi-dimensional health status scoring system for patients with COPD) that have been associated with survival benefits.
The LIBERATE study, our pivotal study published in 2018, was a multicenter, multinational, randomized controlled clinical trial of Zephyr Valves that included 190 patients with severe emphysema and little to no collateral ventilation. All primary and secondary endpoints were statistically significant, including the proportion of patients achieving a clinically significant improvement in lung function as well as the mean improvements in exercise capacity, hyperinflation and quality of life. These outcomes were the result of a high rate of procedural success, with 84% of patients achieving a clinically meaningful reduction in treated lobe volume.
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the approximately 800 pulmonologists performing interventional pulmonary procedures and across approximately 500 high volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. In international markets, we employ both direct and distributor-based sales models, with over 90% of our revenue generated in markets where we sell directly.
In the United States, our solution is reimbursed based on established Category I CPT and ICD-10 Procedure Coding System (PCS) codes and associated APC and MS-DRG payment groupings. Current reimbursement in the United States is believed to cover the hospital costs of the procedure and related inpatient care. Commercial payors such as Aetna, Humana, Health Care Service Corporation, and Highmark have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Medicare covers our solution for patients when medically necessary, and other commercial insurers are approving pre-authorization requests on a case-by-case basis. Outside the United States, our solution is covered by major health systems across much of Europe, Australia and South Korea.
We generated revenue of $32.7 million, with a gross margin of 64.8% and a net loss of $32.2 million, for the year ended December 31, 2020 compared to revenue of $32.6 million, with a gross margin of 68.8% and a net loss of $20.7 million, for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $242.7 million. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us.
Our Market Opportunity
Overview of COPD and Emphysema
COPD refers to a group of lung diseases characterized by obstruction of airflow that interferes with normal breathing. In 2015, it affected approximately 175 million patients and was responsible for 3.2 million deaths globally. We estimate that there are approximately 8.5 million severe COPD patients in developed markets globally as of 2019. In the United States, COPD is the third leading cause of death and affected approximately 16 million Americans as of 2013.
Emphysema, a form of COPD, which accounts for approximately 25% of all COPD patients, is a debilitating and life-threatening disease that progressively destroys lung tissue, resulting in a diminishing ability to breathe and engage in the most basic daily activities, leading to a high mortality rate. Of the approximately 8.5 million global severe COPD patients, we estimate approximately 3.2 million have severe emphysema and approximately 5 million have severe chronic bronchitis. Of the approximately 3.2 million severe emphysema patients, we estimate that approximately 1.2 million may be eligible for treatment with Zephyr Valves, and an additional number may be able to be treated in the future with other technologies under development by us. We estimate this represents a global market opportunity of approximately $12 billion.
As of 2018, approximately 3.8 million patients in the United States were diagnosed with emphysema, of which roughly 1.5 million have severe emphysema. Of these 1.5 million severe emphysema patients, we estimate that approximately 500,000 patients would qualify for treatment with our Zephyr Valves, and an additional number may be able to be treated in the future with other technologies under development by us if successfully developed and approved. We estimate this represents a U.S. market opportunity of approximately $5 billion.
The lung damage caused by emphysema is irreversible. In patients with emphysema, diseased portions of the lung lose their ability to exchange oxygen and carbon dioxide due to damage to the air sacs, or alveoli. The diseased portions of the lung also lose elasticity, become over-inflated, and crowd out the healthier lung tissue. As a result, patients with emphysema experience shortness of breath, gradually losing their ability to engage in the most basic daily activities such as climbing a flight of stairs, walking or showering. Based on published literature, the five-year mortality rate for patients with severe emphysema is approximately 50%.

The following graph shows an increased mortality rate for patients with more hyperinflation relative to patients with less hyperinflation.
The inspiratory capacity-to-total-lung capacity (IC/TLC) ratio is an indirect measurement of lung hyperinflation. The graph above depicts two Kaplan-Meier survival analyses of (1) patients with an IC/TLC ratio greater than 25% and (2) patients with an IC/TLC less than or equal to 25%.
Emphysema is diagnosed through a combination of breathing tests and computed tomography (CT) imaging of the lungs. The diagnosis is typically done by a radiologist or a pulmonologist. Emphysema severity is evaluated using a standardized test called spirometry as well as the degree of patient symptoms.
Current Treatments for Emphysema and Their Limitations
There are several treatment options for patients with emphysema, depending on the level of severity of the disease, ranging from medical management to surgery. However, these treatment alternatives have significant limitations and in some cases are highly invasive.
Initial treatment for emphysema is generally limited to prescribing inhaled medications such as drugs that open the airways and reduce inflammation, which primarily target airway obstruction. However, as the disease becomes more severe, the effectiveness of drug therapy is diminished, and patients feel increasingly breathless. As the disease progresses, physicians may prescribe pulmonary rehabilitation exercises and supplemental oxygen, but these can be poorly tolerated by patients and often lose effectiveness with time. As patients enter the severe phase, many become increasingly unable to engage in the most basic daily activities as a result of the persistent feeling of breathlessness and this reduces their overall health status each year. At this point, physicians may refer patients to thoracic surgeons for LVRS, in which hyperinflated tissue is cut away and removed, or for single or double lung transplantation.
LVRS is an invasive surgery that involves cutting away diseased tissue to create space for the remaining lung to more fully inflate. LVRS was studied extensively in the National Emphysema Treatment Trial (NETT), which showed that while a broad group of patients gained quality of life and exercise capacity from the surgery, it also involved substantial risks of complications, prolonged hospital stays and even death. As a result of the NETT study, use of LVRS was restricted by the Centers for Medicare & Medicaid Services (CMS) to a subgroup of patients and can only be offered at a limited number of highly specialized medical centers.

Lung transplantation involves surgically removing one or both lungs and replacing them with donor lungs. This procedure is highly time and resource intensive due to the complexity of the surgery. Even with a successful procedure and consistent use of anti-rejection medications, lung transplantation patients have a five-year survival rate on average. Due to these limitations, and constraints from limited donor supply, LVRS and lung transplantation combined have fewer than 2,000 procedures performed for COPD each year in the United States.
In addition to recently approved endobronchial valves, there are other approaches to a minimally invasive alternatives to LVRS, including the use of airway bypass, coils and vapor. However, to date, only endobronchial valves have demonstrated safety and effectiveness in FDA-approved investigational device exemption (IDE) studies in the United States.
Our Solution
Our solution, which is comprised of the Zephyr Valve, Chartis System and StratX Platform, is designed to treat severe emphysema patients who, despite medical management, are still profoundly symptomatic and either do not want or are ineligible for surgical approaches. Our solution is designed to address the need for a more effective, minimally invasive treatment option for patients with severe emphysema, offering bronchoscopic lung volume reduction without surgery and its associated risks.
Zephyr Valves are indicated for bronchoscopic treatment of adult patients with hyperinflation associated with severe emphysema in regions of the lung that have little to no collateral ventilation. During the one-time bronchoscopic procedure, Zephyr Valves are placed in the airways to occlude the most diseased parts of the lung, allowing trapped air to escape until the lobe is reduced in size. The intended result is a reduction in lung volume and hyperinflation in the targeted area, allowing healthier parts of the lung to expand and take in more air. Patients who are successfully treated with the Zephyr Valve report improved breathing and the ability to go back to doing everyday tasks more easily. When combined with the Chartis System for informed patient selection and treatment planning, Zephyr Valves have been shown to have successful procedure rates of 84-90% in clinical trials.
We believe our solution provides the following important benefits:
•Significant, durable improvements in lung function, exercise capacity and quality of life, demonstrated in a substantial body of clinical data;
•Well-characterized safety profile, evidenced by the inclusion in global treatment recommendations and more than 20,000 patients treated globally with Zephyr Valve;
•High procedural success driven by innovative and effective patient assessment tools; and

•Minimally invasive procedure typically lasting less than an hour.
In addition, we believe our solution provides several benefits to other key stakeholders:
•For hospitals, the Zephyr Valve represents a new service line with potential economic benefits, driving additional patients to their facilities. Patients who are evaluated require a comprehensive workup that may unveil other health conditions such as heart disease or cancer, which also may require treatment.
•For physicians, the Zephyr Valve enables treatment for a patient population with few alternatives, and the combination of using the StratX Platform and Chartis System are designed to enable a simple, predictable and efficient patient selection process.
•For payors, treatment with the Zephyr Valve has been demonstrated to result in fewer complications and quicker recovery than invasive surgical alternatives and may reduce hospital stays for COPD and incidence of respiratory failure. We believe the combination of using the StratX Platform and Chartis System enables selection and treatment of patients most likely to benefit from our solution.
Treatment with Zephyr Valves
Patient Selection and Treatment Planning
Patients with advanced COPD routinely undergo a thorough diagnostic workup, which typically includes a high-resolution CT scan of their lungs to determine if they have severe emphysema and hyperinflation. If the patient meets medical eligibility criteria for Zephyr Valves, their CT scan data will be uploaded to our secure cloud-based CT analysis service, the StratX Platform. The treating physician receives an easy-to-read report that we designed for our solution (StratX Lung Report) and based on the report, CT scan and other clinical data, decides if the patient is a good candidate for treatment with Zephyr Valves and which lobes may be the best target for treatment. On the day of the procedure, a flexible camera called a bronchoscope is inserted into the lungs, and using the balloon catheter and console comprising the Chartis System, the physician can determine the presence or absence of collateral ventilation and confirm if the target lobe is likely to respond to treatment. If the assessment shows that there is little to no collateral ventilation to the target lobe (which would refill the lobe with air and limit benefit from the valves), the physician then proceeds to place Zephyr Valves in all airways leading to the target lobe. If there is collateral ventilation in the lobe, the physician may measure another lobe for possible treatment, or decide not to treat the patient with valves.
Placement of the Zephyr Valves
The Zephyr Valve is typically implanted under general anesthesia or conscious sedation. Using our Endobronchial Delivery Catheter (EDC) in a simple, one-step process, physicians select the optimal valve size for each airway. The valves are loaded into the delivery catheter and deployed through the bronchoscope using a controlled release mechanism to enable optimal placement. We offer four valve sizes to accommodate a broad range of airway anatomy that physicians may encounter. Following placement of valves, the patient is kept in the hospital, typically for three nights, to monitor for any side effects including pneumothorax. If a patient develops a pneumothorax, their hospital stay is typically extended by a week.
Zephyr Valves
Each of the Zephyr Valves consists of a one-way silicone duckbill valve suspended inside a self-expanding frame made of shape-memory metal, called Nitinol. The Zephyr Valve is designed to be easily and accurately sized and offers controlled and accurate deployment at the target location. The Zephyr Valve is also designed to resist fractures or breakage, adapt to changes in airway size and stay in place following deployment.

The following diagram depicts the four sizes of Zephyr Valves (two different diameters and four lengths).

4.0-LP EBV	4.0 EBV	5.5-LP EBV	5.5 EBV
Physicians select the optimal valve size for each airway to be treated using an EDC that includes sizing wings and depth markers, which allows the physician to perform quick and accurate sizing.
The Zephyr Valve is then loaded into the EDC.

Zephyr Valves offer a controlled, stepwise deployment for easy and accurate placement in the target airway. Once deployed, the valve is held in place by the radial expansion force of the housing. Typically, multiple valves are used to obstruct all airways leading to the target lobe; in clinical studies, an average of four valves per patient were used.

Once the lobe is fully obstructed, air vents out of the treated lobe and is unable to re-enter, causing a reduction in hyperinflation. The treated lobe shrinks in volume over time, allowing the remaining portions of the lung to expand and to restore diaphragm position, making breathing easier.

The Zephyr Valve is designed to be a permanent implant, but unlike surgery, the procedure can be reversed if necessary.
The most common serious complications of treatment with Zephyr Valves can include pneumothorax, worsening of COPD symptoms, hemoptysis, pneumonia, dyspnea, respiratory failure and, in rare cases, death. See “Clinical Trials and Results” for a discussion of complications related to Zephyr Valve, including pneumothoraces and death.

StratX Platform
The StratX Platform is a cloud-based quantitative CT analysis service that provides physicians with an easy-to-read report that we designed for our solution (StratX Lung Report) that includes information on emphysema destruction, fissure completeness and lobar volume to help identify target lobes for treatment with Zephyr Valves. The StratX Platform is designed to enable physicians to:
•Screen treatment candidates non-invasively;
•Prioritize between multiple potential treatment targets, if applicable;
•Enhance case planning and optimize procedure time; and
•Educate themselves and their patients using the simple to read StratX Lung Report.
In order to make the StratX Platform available to physicians, we contract with a third-party cloud service provider. This third-party cloud service enables physicians to upload CT scan data while removing protected health information (PHI) of patients from that data, in case the physicians have, inadvertently, not removed the PHI themselves. We also contract with additional third-party service providers to analyze the CT scan data using their proprietary software, and provide quantitative results via the StratX Lung Report. The StratX Lung Report is then made available to physicians in the third-party cloud service. The software of each of these third-party service providers has received either 510(k) approval or a CE mark. We provide exclusive access to physicians to their StratX accounts and cases and monitor this CT scan upload and analysis process to ensure quality control.

A sample StratX Lung Report is below, with each section briefly described afterwards.
1.Summary Graphic: The goal of the Zephyr Valve treatment is to completely obstruct and reduce the volume of a target lobe, thereby reducing hyperinflation and improving breathing. In selecting a target lobe, physicians are instructed to look for higher levels of emphysema destruction and presence of complete or nearly complete fissures with neighboring lobes (which has been associated with absence of collateral ventilation and likely response to therapy). The StratX Lung Report contains tabulated data on fissure completeness by lobe, destruction score by lobe and lobar volume. An infographic “key” for easy interpretation of the data is also included. This infographic includes color coding representing the level of emphysema destruction (with darker colors representing lobes with more destruction) and different levels of fissure completeness relative to a target lobe (with darker and more complete lines having greater completeness).
2.Fissure Completeness: Fissure completeness has been shown to be a predictor of success and a surrogate for collateral ventilation between the target and the neighboring lobes. The StratX Lung Report displays fissure completeness values “by lobe,” meaning the values are computed as a percentage of the total area of the fissure across the lobar boundary. The value of fissure completeness between each lobar region is represented with a dark solid, light solid or dotted line. The dark solid line represents fissures that are ≥95% intact. The light solid line represents fissures that are 80-95% intact. The dotted line represents fissures that are <80% intact. A fissure completeness score of <80% indicates the likely presence of collateral ventilation in that lobe, indicating that the lobe should not be considered for treatment with Zephyr Valves.

For fissure completeness values of >80%, fissure completeness should be confirmed using the Chartis System to confirm lobe eligibility.
3.Emphysema Destruction Scoring: Lobar destruction values of greater than 50% at -910 Hounsfield Units (a measure of tissue density) have been commonly used as an inclusion criterion for various clinical trials of Zephyr Valve treatment. The StratX Lung Report also includes lobar destruction values using -950 Hounsfield Units. In the report and summary view, the degree of shading of a lobe and the numbers within the lobe represent the level of destruction. Lobes with less than 50% destruction are colored white and are usually not considered as potential targets for Zephyr Valve treatment.
4.Inspiratory Volume: The inspiratory volume represents the volume of each lobe in mL. The inspiratory volume can help to identify the lobes with the largest volume representing hyperinflation and ones that may be a good target for Zephyr Valve treatment.
To use the StratX Platform, users must have an account set up with us. After the physician captures a CT scan of the patient’s chest according to the StratX parameters, the CT scan is de-identified of patient information and the hospital staff uploads the CT scan to our secure encrypted server where it is analyzed using validated algorithms within the StratX Platform. The StratX Platform generates a report that is checked by a trained technician for accuracy and completeness and uploaded to the hospital’s account within two to three working days, where it can be downloaded and reviewed by the treating physician.
We continue to gather scan data and refine our algorithms in the StratX Platform. We believe that our high volume of reports and data are a source of durable competitive advantage.
Chartis Pulmonary Assessment System
The Chartis System is a proprietary balloon catheter and console system with flow and pressure sensors designed to assess the presence of collateral ventilation and to accurately predict responders to Zephyr Valve treatment. The Chartis System consists of a single-patient-use catheter with a central lumen and a balloon at its tip and a console to allow for the assessment of airflow in the targeted lobe.

When the balloon is inflated, the target lobe is blocked, and air can only escape through the catheter’s central lumen.
Airflow and pressure are displayed on the console of the Chartis System allowing for a measurement of collateral ventilation in the targeted lobe. The system works with spontaneous breathing or mechanical ventilation. If the flow of air leaving the occluded lobe is trending towards zero, there is likely no collateral ventilation in the target lobe and it can be successfully treated with Zephyr Valves. By contrast, if the measurement shows continuous airflow from the lobe, the lobe is being refilled through collateral air channels and will likely not respond to Zephyr Valve treatment.

The Chartis System has been validated in multiple randomized controlled clinical trials to predict likely responders to the Zephyr Valve treatment.
The Chartis System offers a physiologic technique for measuring collateral ventilation and complements non-invasive estimates of fissure completeness. Other methods, such as using fissure analysis as a proxy measurement of collateral ventilation allows detection of an incomplete boundary between the lobes but does not measure how much air is flowing across this gap. Without assessment by the Chartis System, physicians may treat a lobe that has collateral ventilation, which will likely not respond to valve treatment, or unnecessarily rule out a patient who could have potentially benefitted from valve treatment.
For example, in one early study not sponsored by us that treated patients with a broad range of fissure completeness, approximately 60% of patients who had fissure completeness of 80-90% in the treated lobe had a successful procedure. If a physician was using only quantitative computed tomography (QCT) and a 90% fissure completeness cutoff to select patients, the physician would inappropriately screen out patients in the 80-90% completeness range that could benefit from valve treatment. In that same study, only 72% of patients with a fissure completeness of 90-100% had successful volume reduction in the target lobe. By comparison, patients selected using the Chartis System in four randomized controlled clinical trials had a success rate of 84%, 88%, 89% and 90%. Thus, while quantitative fissure analysis is an important tool for non-invasively screening out ineligible lobes, we believe it is insufficient for identifying responders to treatment with high accuracy.
Treatment Steps
The following graphic illustrates the typical treatment steps associated with our solution.
Clinical Trials and Results
The safety, effectiveness and clinical benefits of the Zephyr Valve in patients selected using the Chartis System have been evaluated in multiple randomized controlled clinical trials that have collectively evaluated approximately 450 patients in Austria, Belgium, Brazil, France, Germany, the Netherlands, Sweden, the United Kingdom and the United States. The results of our LIBERATE study, which served as the basis for the FDA approval of our PMA application, were published in the American Journal of Respiratory and Critical Care Medicine in 2018 and met all its primary and secondary effectiveness endpoints. In addition, over 100 scientific articles have been published on the clinical benefits of Zephyr Valves, including multiple meta-analyses, review articles, cost-effectiveness analyses and risk-benefit analyses.
Four randomized controlled clinical trials using the Chartis System to select eligible patients (with little to no collateral ventilation) have been completed comparing the treatment of severe emphysema patients with Zephyr Valves with medical management versus medical management alone (which may include drug therapy, pulmonary rehabilitation and supplemental oxygen). All four studies demonstrated statistically and clinically significant benefits across a broad range of endpoints, including measures of lung function, exercise capacity, and quality of life. Patients who received the Zephyr Valve treatment together with medical management experienced increased lung function, a better quality of life and increased exercise capacity—they could walk farther, could do more daily life activities, such as walking, gardening, and getting ready in the morning, with less shortness of breath. This was due in part to the high rate of procedural success in deflating the target lobe of the lung, ranging from 84-90% in the studies. When the target lobe was properly occluded and isolated from airflow, trapped air in that lobe escaped only through the Zephyr Valves until the lobe volume was reduced. The remaining lobes were then able to expand more fully and work more efficiently, improving overall lung function. Additionally, studies have evaluated the impact of Zephyr Valves on the BODE Index, showing magnitudes of improvement that have been associated with survival benefits.
We are following patients enrolled in the LIBERATE study for up to five years for safety and effectiveness (FEV1) assessments. We have also established a patient registry to collect additional data on the safety and effectiveness of the Zephyr Valve (FEV1) in the United States. We have established a similar registry in France.
Summary of Key Clinical Results

As seen in the table below, the results from multiple randomized clinical trials have consistently shown statistically significant and clinically meaningful benefits of Zephyr Valves across multiple measures of effectiveness.

			Improvement in:
Randomized Controlled Clinical Trials	Size and Follow-up Period	Procedural Success (TLVR %)	Lung Function (FEV1%) ┬ MCID = 10%-15%	Exercise Capacity (6MWD) ┬ MCID = 26 m	Quality of Life (SGRQ) ┬ MCID = -4 pts
LIBERATE	n = 190 12 Mo	84%	18.0% p<0.001	39 m p=0.002	-7.1 pts p=0.004
TRANSFORM	n = 97 6 Mo	90%	29.3 % p<0.001	79 m p<0.001	-6.5 pts p=0.031
IMPACT	n = 93 6 Mo	89%	16.3 % p<0.001**	28 m p=0.016**	-7.5 pts p<0.001**
STELVIO	n = 68 6 Mo	88%	17.8 % P=0.001	74 m p<0.001	-14.7 pts* P<0.001
_______________
┬ Difference between Zephyr Valve and control groups
* Per protocol, all other values listed are intention to treat (ITT)
** Data included in FDA-approved instructions for use (IFU)
The complications of treatment with Zephyr Valves can include but are not limited to pneumothorax, worsening of COPD symptoms, hemoptysis, pneumonia, dyspnea and, in rare cases, death. The most common side effect of Zephyr Valve placement is a pneumothorax, which is the collapse of a lung due to an air leak inside the lung. Pneumothoraces are believed to be a direct result of rapid shifts in air volume in the chest as the target lobe deflates and the neighboring lobe expands. A pneumothorax typically requires placement of a chest tube to manage the air leak. While most pneumothoraces can be readily managed with standard medical care, in rare cases they can be life-threatening, particularly if left untreated. In the event the pneumothorax does not resolve with standard management, one or more valves can be removed to re-inflate the lung; these are typically replaced later when the pneumothorax has resolved. In clinical trials, pneumothoraces occurred in 18-34% of patients treated with the Zephyr Valve, and in the LIBERATE Study, 17% of the pneumothorax events required no intervention and resolved on their own. Patients who have had their pneumothoraces successfully treated had comparable outcomes to those who did not experience a pneumothorax, other than that their hospital stays were extended by approximately a week compared to the three nights for patients without pneumothoraces.
Further, our current products are contraindicated, and therefore should not be used, in certain patients, including patients (i) for whom bronchoscopic procedures are contraindicated, (ii) with evidence of active pulmonary infection, (iii) with known allergies to Nitinol (nickel-titanium) or its constituent metals (nickel or titanium) or silicone, (iv) who have not quit smoking or (v) with large bullae encompassing greater than 30% of either lung.
Summary of the LIBERATE Study (Pivotal IDE Study)
LIBERATE, our pivotal study, was a multicenter, multinational, randomized controlled trial of Zephyr Valves in patients with heterogeneous emphysema and little to no collateral ventilation. The study was conducted between October 2013 and September 2017, and the results were published in May 2018 in the American Journal of Respiratory and Critical Care Medicine.
Key inclusion criteria were emphysema patients with heterogeneous disease (≥15 difference in destruction scores between the target and adjacent lobes), ex-smokers between 40 and 75 years of age, with post-bronchodilator (BD) forced expiratory volume in one second (FEV1) between 15% and 45% predicted, Total Lung Capacity (TLC) greater than 100% predicted, residual volume (RV) equal to or greater than 175% predicted, diffuse capacity of the lung for carbon monoxide equal to or greater than 20% predicted, a Six-Minute Walk Distance (6MWD) between 100 and 500 meters after a supervised pulmonary rehabilitation program and little to no collateral ventilation. Patients with two or more COPD exacerbations requiring hospitalization in the last year, two or more instances of pneumonia in the last year, uncontrolled pulmonary hypertension, myocardial infarction or congestive heart failure in prior six months, and prior lung transplantation, LVRS, bullectomy or lobectomy were excluded from the study.
The Chartis System was used to confirm that all 190 patients had little to no collateral ventilation and would be likely responders to the Zephyr Valve treatment, and were evaluated initially at six months with follow-up for an additional six months.
One hundred ninety patients with hyperinflation were randomized two-to-one for Zephyr Valves plus medical management (Zephyr Valve Group) or medical management alone (which may include drug therapy, pulmonary rehabilitation and supplemental oxygen) (Control Group) (128 Zephyr Valves patients: 62 Control Group patients) and followed for 12 months. Patients in the Zephyr Valve Group had Zephyr Valves placed in the target lobe to achieve lobar occlusion. Both the Zephyr Valve Group and Control Group patients continued to receive optimal medical management according to current clinical practice. Following their 12-month evaluation, the Control Group patients had an option to receive Zephyr Valve treatment, of which 47 out of 59 (80%) elected to do so. The LIBERATE study had high patient retention with 94% of patients completing follow-up for evaluation for 12 months.
The primary effectiveness endpoint was the percentage of patients enrolled in the Zephyr Valve Group who met the threshold of ≥15% improved FEV1 as compared to the Control Group at 12 months.
The secondary effectiveness endpoints included standard validated assessments commonly used in COPD studies:
1)FEV1, a measure of lung function: Difference between the Zephyr Valve Group and the Control Group in absolute change from baseline for FEV1 at 12 months;
2)6MWD, a measure of exercise capacity: Difference between the Zephyr Valve Group and Control Group in absolute change from baseline for 6MWD at 12 months; and
3)St. George’s Respiratory Questionnaire (SGRQ), a measure of quality of life: Difference between the Zephyr Valve Group and Control Group in absolute change from baseline for SGRQ score at 12 months.
Other endpoints included additional measures of lung function, exercise capacity, breathlessness and quality of life. Adverse events and serious adverse events were evaluated for the Treatment Period (day of procedure to 45 days), and Long-Term Period (46 days after procedure to 12 months) to assess safety.

Results
Effectiveness
The study met its primary and secondary endpoints at 12 months.
In the Zephyr Valve Group, 47.7% of patients achieved an FEV1 improvement of ≥15% from baseline to 12 months compared to 16.8% of patients in the Control Group (p<0.001).

70
60
50
40
30
20
10
0
Percent of Subjects with FEV_1 Change of ≥15%
p<0.001
47.7
16.8
Zephyr Valve
Control
12 Months

Figure shows the primary endpoint of FEV1 Responders (FEV1 improvement of ≥15%) at 12 months
The absolute change in FEV1 showed significantly greater mean improvement (improved forced expiratory volume) in the Zephyr Valve Group compared to the Control Group (Δ Zephyr Valve - Control = +0.106L, p<0.001); the 6MWD showed significantly greater mean improvement (increased distance walked) in the Zephyr Valve Group compared to the Control Group (Δ Zephyr Valve - Control = +39.31 meters, p=0.002), and the SGRQ showed significantly greater mean improvement (score reduction) in the Zephyr Valve Group compared to the Control Group (Δ Zephyr Valve - Control = −7.05, p=0.004).

Figure above presents secondary endpoints as mean changes ± standard error of the mean (SEM) from baseline to 12 months for the Zephyr Valve and Control Groups

Target lobe volume reduction was successfully achieved with 84% of patients having volume reductions of 350 mL or greater, where 350 mL lobe volume reduction is considered to be the Minimal Clinically Important Difference (MCID). Across a broad range of effectiveness endpoints, patients in the Zephyr Valve Group showed a substantially higher rate of clinically meaningful benefits when compared to patients in the Control Group, with responder rates ranging from 42-62% for individual measures.
73% of patients in the Zephyr Valve Group had a clinically meaningful response to at least one of FEV1, 6MWD and SGRQ score. Responder rates based on the individual MCID for the various endpoints at 12 months are shown in the figure below.

Responders at 12-Months
Percent of Subjects
100
90
80
70
60
50
40
30
20
10
0
Zephyr Valve
Control
47.7
16.8
56.4
21.9
61.6
22.4
56.2
30.2
41.8
19.6
47.8
18.6
58.0
24.1
84.2
FEV1 (≥15%)
FEV1 (≥12%)
RV
SGRQ
6MWD
mMRC
BODE
TLVR
FEV_1: ≥15% and ≥12% Improvement
RV: ≥ -310 mL Improvement
SGRQ Score: ≥ -4 points Improvement
6MWD: ≥25 meter Improvement
mMRC: ≥ -1 point Improvement
TLVR: ≥ -350 mL improvement
BODE Index: ≥ -1 point Improvement

Figure above shows Responder rates based on individual MCID for various endpoints at 12 months

Safety
The safety of the treatment with Zephyr Valves was assessed by comparing adverse event profiles of patients in the Zephyr Valve Group and Control Group occurring over two time periods: Treatment Period (day of procedure to 45 days) and the Longer-Term Period (46 days after procedure to 12 months). Serious adverse events included pneumothorax, COPD exacerbation, pneumonia, respiratory failure and death.

Proportion of Patients Experiencing Pulmonary Serious Adverse Events Occurring in at Least 3% of Patients in Zephyr Valve and Control Groups
	Treatment Period 0 to 45 days			Longer-Term Period 46 days to 12 months
	Zephyr Valve Group N=128	Control Group N=62	∆ Zephyr Valve - Control	Zephyr Valve N=128	Control N=62	∆ Zephyr Valve - Control
Death	3.1%	0%	3.1%	0.8%	1.6%	-0.8%
Pneumothorax	26.6%	0%	26.6%	6.6%	0%	6.6%
COPD Exacerbation	7.8%	4.8%	3.0%	23.0%	30.6%	-7.6%
Pneumonia	0.8%	0%	0.8%	5.7%	8.1%	-2.4%
Respiratory Failure	1.6%	0%	1.6%	0.8%	3.2%	-2.4%
There were a higher number of serious adverse events in the Zephyr Valve Group compared to the Control Group during the Treatment Period. The most common serious adverse events in the Zephyr Valve Group versus the Control Group during the Treatment Period were pneumothorax and COPD exacerbations.
The majority of pneumothoraces (76%) occurred within three days following a bronchoscopy procedure. Four deaths occurred in the Treatment Period in the Zephyr Valve Group and none in the Control Group. Three of the four deaths were deemed by the investigators to be definitely related to treatment with Zephyr Valves and the remaining one was deemed by the investigators to be probably related to treatment with Zephyr Valves. Each patient that died experienced pneumothorax, with three deaths directly attributed to the pneumothorax and the fourth death the result of respiratory failure after the pneumothorax had resolved. In order to more closely monitor patients, the study protocol was subsequently amended to keep patients in the hospital for five nights. Based on the full study data, current practice is to keep patients in hospital for a minimum of three nights post-treatment. Post-hoc analysis has helped us identify risk factors for the group of patients at higher risk of having a complex pneumothorax event (complex pneumothorax defined as requiring removal of all valves or resulting in death) should one occur. Such high-risk patients include those who are not treated in the most diseased lobe and have greater than 60% destruction of the untreated lung. All four patients who experienced a pneumothorax and died were within this high-risk group. Further, all four pneumothorax events occurred in subjects that were not treated in the most diseased lobe and had more than 60% emphysema destruction in the contralateral lung. This learning is incorporated in our physician training program for physicians to identify such high-risk patients and to consider alternative targets or other risk mitigation strategies. During the Longer-Term Period, there was one death (0.8%) in the Zephyr Valve Group from a COPD exacerbation, deemed by the investigators not to be related to treatment with Zephyr Valves, and one cardiac arrhythmia death in the Control Group (1.6%).
Patients who experienced a pneumothorax following treatment with Zephyr Valves and whose pneumothorax had been resolved, experienced meaningful clinical benefit once they recovered from the pneumothorax event, with benefits comparable to patients who did not experience such pneumothorax events.
In the Longer-Term Period, the Zephyr Valve Group showed a non-statistically meaningful trend towards a reduction in COPD exacerbations requiring hospitalization and statistically significant reductions in respiratory failure events.

There were a number of secondary bronchoscopy procedures (consistent with study protocol) either to adjust a valve or to manage adverse events. There were 11 adjustment procedures in 11 patients following verification of lobar occlusion from the HRCT-assessment at 45-days. There were 21 procedures purely for valve removal (related to an adverse event) in 17 patients, and ten valve replacement procedures in eight patients (valve replacement procedures could entail simultaneous removal and replacement, or replacement for a valve previously removed). Five patients experienced a pneumothorax event following a valve adjustment procedure. See also Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Strategy—Use of the Zephyr Valve involves risks and may result in complications, including pneumothorax or death, and is contraindicated in certain patients, which may limit adoption and negatively affect our business, financial condition and results of operations.”
Additional Post Hoc Analysis of LIBERATE Data
In July 2020, Dransfield et al. published a post hoc analysis of patient reported outcomes (PRO) from the LIBERATE trial which found that patients with severe emphysema and hyperinflation who achieve lung volume reduction following treatment with Zephyr Valves experience moderate to large improvements in multidimensional scores for breathlessness, activity, and psychosocial parameters that may permit re-engagement in activities of daily living out to at least 12 months. Patients treated with the Zephyr Valves also reported experiencing significantly more days when their symptoms were “better” and fewer days that were “worse” over 12 months compared to the control group. The authors concluded that interruption of the downward spiral of symptom-induced inactivity, muscle deconditioning, and ensuing weakness allows patients to experience improved activity, feeling of well-being, more confidence, and a better quality of life.
Summary of the TRANSFORM Study
The TRANSFORM study was a company-sponsored, multicenter, prospective, randomized, controlled clinical trial of Zephyr Valve treatment in patients with heterogeneous severe emphysema and little to no collateral ventilation conducted at 17 study sites in Europe. The study was conducted between January 2014 and April 2017, and the results were published in September 2017 in the American Journal of Respiratory and Critical Care Medicine.
Key inclusion criteria were severe emphysema patients with heterogeneous disease (≥10 difference in destruction scores between the target and adjacent lobes), ex-smokers over 40 years of age, with post- BD FEV1 between 15% and 45% predicted, TLC greater than 100% predicted, RV equal to or greater than 180% predicted, and a 6MWD between 100 and 450 meters and little to no collateral ventilation. Patients with two or more COPD exacerbations requiring hospitalization in the last year, known pulmonary hypertension, myocardial infarction or other cardiovascular events in prior six months, and prior lung transplantation, LVRS, bullectomy or lobectomy were excluded from the study. Eligible patients were randomly assigned at a 2:1 ratio into either the Zephyr Valve treatment plus medical management (Zephyr Valve Group) or medical management alone (which may include drug therapy, pulmonary rehabilitation and supplemental oxygen) (Control Group) (65 Zephyr Valve patients: 32 Control Group patients).
The Chartis System was used to confirm that all 97 patients had little to no collateral ventilation and would be likely responders to the Zephyr Valve treatment, and were evaluated initially at six months with follow-up for an additional six months.
Patients in both groups were observed at 45-day, three-month and six-month periods. Patients in the Control Group were required to complete a minimum six-month follow-up. Following their six-month evaluation, the Control Group patients had an option to receive Zephyr Valve treatment, if eligible, which is commercially available in Europe, or remain in the Control Group for an additional six months. Only two Control Group patients elected to continue for an additional six months and the other patients opted to seek Zephyr Valve treatment commercially.
The primary effectiveness endpoint was the percentage of patients in the Zephyr Valve Group meeting the MCID of ≥12% improved post- BD FEV1 at three months post-treatment compared to the percentage of patients in the Control Group.
Other endpoints included additional measures of lung function, exercise capacity, breathlessness, hyperinflation, health status and quality of life measures. Adverse events and serious adverse events were evaluated for the Treatment Period (day of procedure to 45 days) and Longer-Term Period (46 days from procedure day to six months).
Results
Effectiveness
The study met its primary and secondary endpoints at three months.

At three months, 55% of patients on an ITT basis and 67% of patients on a per protocol (PP) basis achieved a ≥12% change in FEV1 from baseline, compared to 6.5% for the ITT and 6.7% for the PP patients in the Control Group (p<0.001 for both). This was statistically superior to medical management alone.
Figure above shows the responder rate (primary endpoint) for the Intention-to-Treat and Per Protocol Populations at three months
The study met its secondary endpoints, with durable and statistically significant benefits in favor of the Zephyr Valve Group out to six months across multiple measures. Lung function assessed by FEV1 showed a 29% (p<0.001) improvement in the Zephyr Valve Group over the Control Group, exercise capacity assessed by 6MWD improved by 79 meters (p<0.001), quality of life assessed by the SGRQ score improved by 6.5 points (p=0.031), hyperinflation assessed by a decrease in residual volume improved by 670 mL (p=0.002), and health status assessed by the BODE Index improved by 1.75 points (p<0.001). Target lobe volume reduction was successfully achieved with 90% of patients having volume reductions of greater than MCID.

Figures above show the improvements over time for FEV1, 6MWD, SGRQ, RV, and BODE Index out to six months.
Safety
At six months, 47.7% patients in the Zephyr Valve Group compared to 9.4% patients in the Control Group (p<0.001) had a respiratory related serious adverse event, with most events occurring within 45 days of the procedure. In the Zephyr Valve Group, there were 13 pneumothorax events in 13 patients (20%) during the 45-day Treatment Period (p=0.004). None of the other respiratory serious adverse events were statistically different between groups during the same period. Over the longer term (46 days through six months), there was no difference in respiratory serious adverse events between groups. There was one death in the Zephyr Valve Group due to an in-hospital cardiac arrest as a complication of a pneumothorax and was deemed by the investigator to be related to treatment with Zephyr Valves. See also “Risk Factors—Risks Related to Our Business and Strategy—Use of the Zephyr Valve involves risks and may result in complications, including pneumothorax or death, and is contraindicated in certain patients, which may limit adoption and negatively affect our business, financial condition and results of operations.”
Summary of the IMPACT Study
The IMPACT Study was a company sponsored, multicenter, randomized, controlled clinical trial of Zephyr Valves in patients with severe homogeneous emphysema at eight investigational sites in Europe. The study was conducted between August 2014 and March 2017, and the results of the primary endpoint at three months were published in August 2016 in the American Journal of Respiratory and Critical Care Medicine.

Key inclusion criteria were emphysema patients with homogeneous disease (<15 difference in destruction scores between the target and adjacent lobes), ex-smokers over 40 years of age, with post- BD FEV1 between 15% and 45% predicted, TLC greater than 100% predicted, RV equal to or greater than 200% predicted, a 6MWD equal to or greater than 150 meters and little to no collateral ventilation. Patients with three or more COPD exacerbations requiring hospitalization in the last year, known pulmonary hypertension, myocardial infarction or other relevant cardiovascular events in prior six months, and prior LVR or LVRS, and greater than 20% difference in perfusion between the left and right lung were excluded from the study. Eligible patients were randomly assigned at a 1:1 ratio into either the Zephyr Valve procedure plus medical management (Zephyr Valve Group) or medical management alone (which may include drug therapy, pulmonary rehabilitation and supplemental oxygen) (Control Group) (43 Zephyr Valve patients: 50 Control Group patients).
The Chartis System was used to confirm that all 93 patients had little to no collateral ventilation and would be likely responders to the Zephyr Valve treatment, and were evaluated initially at six months with follow-up for an additional six months.
The primary effectiveness endpoint was the percentage change in FEV1 at three months relative to baseline in the Zephyr Valve Group, compared to the Control Group.
Other endpoints included additional measures of lung function, exercise capacity and quality of life measures. Adverse events and serious adverse events were evaluated for the Treatment Period (day of procedure to 30 days), and Long-Term Period (31 days after procedure to six months).
Results
Effectiveness
The study met its primary effectiveness endpoint. The mean percent change in FEV1 (L) from baseline to three months in the Zephyr Valve Group was an increase of 15.3% compared to a decrease of 3.4% in the Control Group. The mean group difference for the change in FEV1 from baseline to three months was 18.8 ± 22.1% (mean ± SD; p <0.001). Similar changes were observed in the ITT population. The mean percent change in FEV1 (L) from baseline to three months in the Zephyr Valve Group was an increase of 13.7% compared to a decrease of 3.2% in the Control Group. The mean group difference (Zephyr Valve - Control) for the change in FEV1 from baseline to three-months was 17.0 ± 21.4% (mean ± SD; p <0.001).

Figure above shows the percent change of FEV1 from baseline (primary endpoint) for the ITT groups at three months
The study also met its secondary outcomes. There were statistically significant and clinically meaningful improvements from baseline in the Zephyr Valve Group versus the Control Group at three months and six months with differences between the Zephyr Valve Group and Control Group for FEV1 (120 mL at 3 months and 120 mL at six months; p<0.001), RV (480 mL at three months and 430 mL at six months; p=0.011 and p=0.015, respectively), 6MWD (40 meters at three months and 28 meters at six months; p=0.002 and p=0.0156, respectively), SGRQ score (-9.6 at three months and -7.5 at six months; p<0.001), and Modified Medical Research Council (mMRC) Dyspnea Scale scores (-0.6 at three months and -0.4 at six months; p=0.01 and p=0.048, respectively). Target lobe volume reduction was successfully achieved with 89% of patients having volume reductions of greater than MCID.

Figure above presents secondary endpoints as mean changes ± SEM from baseline to six months for the Zephyr Valve and Control Groups
Safety
There were a higher number of respiratory serious adverse events in the Zephyr Valve Group compared to the Control Group during the Treatment Period (day of procedure to 30 days; 44.2% patients versus 2.0% patients). The most common respiratory serious adverse events in the Zephyr Valve Group versus the Control Group during the Treatment Period were pneumothorax in 23.3% versus 0.0%, respectively; and COPD exacerbations in 14.0% versus 2.0% patients, respectively. All pneumothoraces were managed using standard techniques that included chest tube placement and careful observation. There were a comparable number of serious respiratory adverse events in the Zephyr Valve Group compared to the Control Group during the Longer-Term Period (31 days to six months; 34.9% patients versus 26.0% patients, respectively).
The most common respiratory adverse events in the Zephyr Valve Group versus Control Group during the Longer-Term Period were COPD exacerbations in 18.6% versus 20.0% patients, respectively; dyspnea in 4.7% versus 0.0% patients, respectively; pneumothorax in 4.7% versus 0.0% patients, respectively; pneumonia in 2.3% versus 4.0% patients, respectively; and hypercapnia in 0.0% versus 6.0% patients, respectively. There were no deaths in the Zephyr Valve Group and two deaths in the Control Group that occurred in the Longer-Term Period. There was one death in the Zephyr Valve Group that occurred beyond 12-months after the Zephyr Valve implantation following severe COPD exacerbation after an abdominal surgery and was not related to treatment with Zephyr Valves. See also Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Strategy—Use of the Zephyr Valve involves risks and may result in complications, including pneumothorax or death, and is contraindicated in certain patients, which may limit adoption and negatively affect our business, financial condition and results of operations.”
Summary of the STELVIO Study
The STELVIO study was an independent, non-company sponsored, randomized, controlled clinical trial conducted at a single center in the Netherlands that evaluated 68 patients with severe emphysema and hyperinflation. The study was conducted between June 2011 and November 2014, and the results of the primary endpoint were published in November 2015 in The New England Journal of Medicine.
Key inclusion criteria were severe emphysema patients with heterogeneous and homogeneous disease, ex-smokers over 35 years of age, with post- BD FEV1 less than 60% predicted, TLC greater than 100% predicted, RV greater than 150% predicted, dyspnea score of equal to or greater than two on the mMRC Dyspnea Scale, a 6MWD equal to or greater than 140 meters, and little to no collateral ventilation. Key exclusion criteria were prior LVRS, lung transplantation or lobectomy and evidence of other disease that may compromise survival or would interfere with completion of study. Eligible patients were randomly assigned at a 1:1 ratio to either Zephyr Valve treatment plus medical management (Zephyr Valve Group) or medical management alone (which may include drug therapy, pulmonary rehabilitation and supplemental oxygen) (Control Group) (34 Zephyr Valve patients: 34 Control Group patients).
The Chartis System was used to confirm that all 68 patients had little to no collateral ventilation and would be likely responders to the Zephyr Valve treatment, and were evaluated initially at six months with follow-up for an additional six months.
The primary outcome measures included differences between groups for changes in FEV1, Forced Vital Capacity (FVC) and 6MWD from baseline to six months.
Secondary outcome measures, among patients who completed the study, were improvements from baseline to six months in FEV1, FVC, 6MWD, SGRQ score and other health related measures.
Results
Effectiveness
The study met its primary and secondary effectiveness outcomes.
There were significantly greater improvements in the Zephyr Valve Group than in the Control group from baseline to six months with a between group increase in FEV1 of 140 mL (95% confidence interval (CI), 55 to 225), in FVC of 347 mL (95% CI, 107 to 588), in the 6MWD of 74 m (95% CI, 47 to 100) (p<0.01 for all comparisons). The data are depicted in the figure and table below. Target lobe volume reduction was successfully achieved with 88% of patients having volume reductions of greater than MCID.
Figure above presents the co-primary endpoints as mean changes with 95% confidence intervals from baseline to six months for the Zephyr Valve and Control Groups

Effectiveness Outcomes for the Zephyr Valve and Control Groups at Six Months Values are Mean Change from Baseline for ITT Population
	Zephyr Valve Group N=34	Control Group N=34	Difference Between Groups (Zephyr Valve - Control)
FEV1 (%)	20.9	3.1	17.8
FVC (%)	18.3	4	14.4
6MWD (%)	19.6	-3.6	23.3
STELVIO was also the first randomized trial that evaluated outcomes in patients with homogeneous disease versus heterogeneous disease and showed that both groups benefited from treatment with Zephyr Valves. In general, the clinical outcomes after Zephyr Valve treatment were lower in the homogeneous patients compared to the heterogeneous patients but were still clinically meaningful (i.e., were greater than the MCID for each measure).

Effectiveness Outcomes for the Zephyr Valve Group who Completed the Study Values are Mean Change from Baseline
	Homogeneous Emphysema N=29	Heterogeneous Emphysema N=22
FEV1 (%)	20.1	32.6
RV (%)	-16.3	-16.6
6MWD (meters)	69	72
SGRQ score (points)	-13	-19
In subsequent follow-up of patients in the STELVIO study, these results were shown to be durable to at least one year. Furthermore, the BODE index at one year showed an improvement from baseline of -1.13 points (95% CI, -1.5 to -0.7; p <0.001); a reduction of more than one point in the BODE Index being associated with a decrease in mortality.
Safety
Over the six months, there were 23 serious adverse events in the Zephyr Valve Group, as compared with five in the Control group (p<0.001). Serious treatment related adverse events in the Zephyr Valve Group included pneumothorax (18% of patients) and events requiring valve replacement (12%) or removal (15%). There was one death in the Zephyr Valve Group due to end-stage COPD with respiratory failure 58 days after treatment which was deemed by the investigator to be unrelated to treatment with Zephyr Valves.
There was one death during the six-month to 12-month period in the Zephyr Valve Group due to a myocardial infarction (313 days after treatment) unrelated to treatment with Zephyr Valves. In the Control Group, there were two deaths recorded at 160 and 267 days after the screening visit, both due to COPD progression. See also Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Strategy—Use of the Zephyr Valve involves risks and may result in complications, including pneumothorax or death, and is contraindicated in certain patients, which may limit adoption and negatively affect our business, financial condition and results of operations.”
Other Clinical Trials
The VENT study was a multicenter randomized clinical trial conducted in the mid-2000s by Emphasys Medical evaluating the safety and effectiveness of the Zephyr Valve. The study enrolled 321 patients in the United States. While the study showed statistically significant improvement in FEV1 and 6MWD (co-primary endpoints), these were only clinically significant in a post hoc subset of patients that had complete fissures (a surrogate for absence of collateral ventilation) and lobar occlusion. The study did not meet its primary endpoints.
The BeLieVeR-HIFi study was a single center randomized, controlled, independent, non-company-sponsored study conducted in the early 2010s that enrolled 50 patients with complete fissures and severe heterogeneous emphysema. Patients were randomized to treatment with Zephyr Valves and medical management or a sham procedure and medical management. While Chartis assessment was performed to assess collateral ventilation prior to the procedure, inclusion in the study was based on visual assessment of complete fissures. The study showed clinical benefit in the Zephyr Valve treated patients although the outcomes were better in patients in whom collateral ventilation was ruled out using the Chartis System.
We are not aware of any prospective data regarding survival rates of patients who have undergone endobronchial valve treatment. There are two survival studies, however, that retrospectively evaluate patients treated with endobronchial valves. These studies compared survival rates between patients with significant volume reduction in the treated lobe (also called atelectasis) against those who did not have atelectasis. In one study, the patient population consisted of 449 patients with either heterogeneous or homogeneous emphysema five years following treatment with Zephyr Valves or other endobronchial valves. The majority of patients in this study were treated with Zephyr Valves. The results of this study suggested that patients with atelectasis were approximately 45% more likely to survive than patients without. Another study of 19 patients with only heterogeneous emphysema ten years following treatment with Zephyr Valves suggested that patients with atelectasis were approximately 166% more likely to survive than patients without atelectasis. We believe these studies are relevant because treatment with Zephyr Valves is intended to cause atelectasis in poorly functioning, hyperinflated lobes of the lung. In addition, the results of these studies add to the body of evidence showing the benefits of atelectasis in patients with severe emphysema and hyperinflation, including the potential for increased survival rates when compared to valve treatment without atelectasis.

Gompelmann et. al (2019): Survival after Endoscopic Valve Therapy in Patients with Severe Emphysema. Respiration; 97; 145-152.	Garner et al (2016): Survival after Endobronchial Valve Placement for Emphysema: A 10-Year Follow-up Study. Amer J Respir Crit Care Med.194 (4): 519-521.
Reprinted with permission of S. Karger AG, Basel and Respiration. Copyright © 2020 S. Karger AG, Basel. Respiration is an official journal of the Swiss Respiratory Society and the European Association for Bronchology and Interventional Pulmonology.

Reprinted with permission of the American Thoracic Society. Copyright © 2020 American Thoracic Society. The American Journal of Respiratory and Critical Care Medicine is an official journal of the American Thoracic Society.

Our Commercial Strategy
We have established a stepwise approach to market development which centers on active engagement across three key stakeholders in addressing severe emphysema: hospitals, physicians and patients.
We sell Zephyr Valves primarily through a direct sales force that engages with pulmonologists in the United States, Europe and Asia Pacific. Zephyr Valves are typically implanted by an interventional pulmonologist at a hospital, and patients are often evaluated in a multi-disciplinary team approach that includes other lung physicians, radiologists, respiratory therapy specialists or surgeons. Our sales personnel work closely with these stakeholders to ensure quality outcomes. We offer an in-depth training program developed in conjunction with leading global thought leaders and the largest pulmonary society in the United States. Our sales personnel work with hospitals to leverage their existing resources to efficiently establish and market Zephyr Valves as a service line. Our sales territory managers also call on community physicians and pulmonary rehabilitation centers to raise awareness of Zephyr Valves as a treatment option.
We seek to recruit sales territory managers with strong sales backgrounds, with direct experience developing markets with new technologies and an understanding of medical device reimbursement and the prior authorization process. In the United States, our territory managers are managed by region directors. We plan to expand our commercial organization, recruiting and training talented sales territory managers in existing and new markets in the United States to help facilitate further adoption and broaden awareness of Zephyr Valves. We believe investing in a scalable, efficient direct sales force and continuing the development of our marketing efforts will help us broaden adoption of our solution in order to drive revenue growth.
Our strategy is to identify territories with high unmet need, identify leading hospitals and work with champions of our solution to build emphysema centers of excellence. We believe there is a significant growth opportunity for hospitals to provide high quality comprehensive diagnosis and treatment for advanced COPD patients. We believe we can efficiently serve the United States market, focusing on approximately 500 high volume hospitals, of which we currently cover a small fraction.
We intend to continue to promote awareness of our solution through training and educating physicians, pulmonary rehabilitation centers, key opinion leaders and various medical societies on the proven clinical benefits of Zephyr Valves. We continue to develop our relationships with credible third parties, such as our partnership with the American College of Chest Physicians, on continuing medical education-accredited training and with the COPD Foundation on patient and physician education. We also intend to continue helping physicians in their outreach to patients and other healthcare providers. In addition, we intend to continue to publish additional clinical data in various industry and scientific journals, online and through presentations at various industry conferences. We believe that many patients who suffer from severe emphysema are eager for a minimally invasive option such as the Zephyr Valve. We also plan to continue building patient awareness through our direct-to-patient marketing initiatives, which include advertising, social media and online education. We also intend to continue helping physicians in their outreach to patients and other healthcare providers.
The objective of this outreach is to bring patients to our website, where they can find educational materials on Zephyr Valves, determine if they may be eligible, find contact information for physicians in their area and sign up for support and news.
We conduct our international business through direct sales in markets with established reimbursement and substantial market potential, and through a distributor-based sales model in smaller markets or markets where we are still developing reimbursement.
Our strategy is to offer limited distribution and develop champions of our solution in high potential markets, and as reimbursement becomes available, change from a distributor-based sales model to a direct sales model. We have successfully followed this approach in most markets outside the United States in which we sell and we anticipate following a similar approach in the future.
Third-Party Reimbursement
There are three key components for reimbursement in the United States: (1) coding, (2) payment and (3) coverage. Our patient access team is responsible for all aspects of our reimbursement processes and initiatives. In the United States, our solution is reimbursed based on established Category I CPT and ICD-10 PCS codes and associated APC and MS-DRG payment groupings.
Coding
In the United States, we sell our products to hospitals. These customers in turn bill various third-party payors, such as commercial payors and government agencies, for the cost required to treat each patient.
Third-party payors require physicians and hospitals to identify the items and services for which they are seeking reimbursement by using standard codes for both physician and facility payments. “Coding” refers to distinct numeric and alphanumeric billing codes that are used by healthcare providers to report the provision of medical services procedures and the use of supplies for specific patients to payors. CPT codes are published by the American Medical Association and are used to report medical services and procedures performed by or under the direction of physicians. Medicare generally pays physicians for services based on submission of a claim using one or more specific CPT codes. Physician payment for procedures may vary according to site of service. Hospitals are reimbursed for inpatient procedures based on MS‐DRG classifications derived from patient demographic information and ICD-10-CM diagnosis and ICD-10 PCS codes that describe the patient’s diagnoses and procedures performed during the hospital stay.

Payment
Payment refers to the amount paid to providers for specific procedures and supplies. Physician reimbursement under Medicare generally is based on a defined fee schedule (Physician Fee Schedule) through which payment amounts are determined by the relative values of the service rendered. Medicare provides reimbursement to our hospital customers as a lump sum intended to cover all costs under a single MS-DRG payment. Reimbursement from commercial payors is typically based on a similar methodology but rates vary depending on the procedure performed, the hospital, the commercial payor, contract terms and other factors.
These ICD-10 PCS codes map to the MS-DRG classifications for Major Chest Procedures, with national average reimbursement rates between $12,000 and $32,000, for the year 2020, depending on co-morbidities and complications. MS‐DRG classifications calibrate payment for groups of services based on the severity of a patient’s illness and clinical cohesiveness of care. One single MS‐DRG payment is intended to cover all hospital costs associated with treating a patient during his or her hospital stay, while physician charges associated with performing medical procedures are reimbursed to physicians through a different payment system based on the codes they submit. Payment for Zephyr Valve is expected to, on average, be sufficient to cover costs of the procedure.
If a patient is positive for collateral ventilation following an assessment by the Chartis System, the patient is typically discharged the same day and the procedure therfore billed as an outpatient procedure. The CPT code used to provide payment for the Chartis procedure, for patients who do not receive the Zephyr Valve due to collateral ventilation, maps to an Ambulatory Payment Classification, with a national average payment of $5,823. If a patient receives the Zephyr Valve, there is no separate reimbursement for the Chartis System procedure; rather, the provider receives payment for the endobronchial valve procedures as described above.
The national Medicare average payment for physicians performing the endobronchial valve procedure is generally consistent with other complex bronchoscopic procedures.
Commercial Payor and Government Program Coverage
Coverage refers to decisions made by commercial third-party payors and government programs as to whether or not to provide their members access to and pay for specific procedures and related supplies, and if so, what conditions, such as specific diagnoses and clinical indications, are covered. Commercial payors typically base coverage decisions on reviews of clinical evidence presented in published peer-reviewed medical literature.
A majority of our patients are Medicare-eligible beneficiaries. Without a national coverage determination (NCD) or a local coverage determination (LCD), Medicare claims are processed by Medicare Administrative Contractors (MACs), which assess coverage under Medicare’s reasonable and necessary standard. We estimate that roughly 75% of the potential Zephyr Valve patient population are Medicare/Medicaid beneficiaries of which approximately 25% have managed Medicare/Medicaid and the remaining 50% have traditional fee-for-service Medicare/Medicaid. Approximately 25% of the potential Zephyr Valve patient population is under third-party commercial payor policies. A key element of our strategy remains to broaden our coverage by private third-party payor policies.
Commercial payors such as Aetna, Humana, Health Care Service Corporation, and Highmark have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. We continue to engage with commercial payors to establish positive national coverage policies by highlighting our compelling and robust clinical data, unique patient selection tools, favorable cost profile to more invasive options, increased patient demand and support from global treatment recommendations for the management of COPD and emphysema.
Prior Authorization Approval Process
A second key element of our reimbursement strategy includes leveraging our patient reimbursement support team and knowledge of the published data to assist patients and physicians in obtaining appropriate prior authorization approvals in advance of treatment for payers that require it. We believe our patient reimbursement support team is highly effective in working with patients and physicians to obtain appropriate prior authorizations for the Zephyr Valve treatment even when a non-coverage policy exists. We believe patients and providers will continue to benefit from support through the prior authorization process until widespread coverage is established across most commercial payors.
Reimbursement Outside of the United States
Outside of the United States, reimbursement levels vary significantly by country and by patient. Reimbursement is obtained from a variety of sources, including government sponsors, hospital budgets or private health insurance plans, or combinations thereof. We have established reimbursement access in countries across Europe and Asia Pacific, including Australia, Belgium, France, Germany, the Netherlands, South Korea, the United Kingdom and other countries.
Research, Development and Clinical Programs
Our research and development team continues to design, develop and test new innovations to improve patient outcomes and expand our addressable market. We also work with external vendors in the design and testing of new technologies.
Since the early development of the Zephyr Valve, our company has produced a stream of innovations to increase the success rate of using the Zephyr Valve. This includes innovations in our airway sizing and delivery catheters, the introduction of new sizes of Zephyr Valves, improvements to the user interface of the Chartis System to accommodate a variety of anesthesia options and the StratX Platform to assist with patient selection and procedure planning.
We have had discussions with the FDA regarding expanding the Zephyr Valve indication to include the management of persistent air leaks. We believe there are approximately 7,000 patients who suffer from a persistent air leak per year in the United States that could benefit from treatment with Zephyr Valves.
Our pipeline of products that we are currently considering includes innovations in image analysis to support advanced patient selection and optimize patient outcomes, catheter technologies to improve valve deliverability and reduce procedure time and the AeriSeal system for addressing the needs of severe emphysema patients who are not eligible for Zephyr Valves due to collateral ventilation. In December 2020, AeriSeal received designation as a Breakthrough Device by the FDA. The breakthrough designation will provide prioritized and potentially accelerated review by the FDA, and provides eligibility for Medicare Coverage of Innovation Technology (MCIT), a rule which enables receipt of Medicare coverage as early as the same day as FDA market authorization for breakthrough devices and provides coverage for four years.
AeriSeal is a polymerizing sealant that can be delivered via a bronchoscope to a targeted region of the lung to reduce volume in the treated area. We intend to submit an IDE to the FDA for commencing a clinical trial with the AeriSeal system. We have only conducted initial feasibility research on AeriSeal to date. We believe that positive results from this clinical trial would enable the treatment of patients with collateral ventilation, which would complement the screening of patients for Zephyr Valves. We have secured CE mark and Therapeutic Goods Administration approval in Australia for AeriSeal and have completed initial feasibility research. We further have funded a feasibility study using AeriSeal to expand the number of patients that can be treated with Zephyr Valves and are exploring additional studies. If successfully developed and approved, AeriSeal could further expand the addressable market of our solution.
For the years ended December 31, 2020 and December 31, 2019, we incurred research and development expenses, including our clinical trials, of $7.5 million and $6.0 million, respectively.

Competition
Our industry is highly competitive and subject to rapid change from the introduction of new products and technologies and other activities of industry participants.
We are positioning our solution as an alternative to existing treatments of severe emphysema. These treatments include medical management, other minimally invasive treatments, LVRS and lung transplantations. The major competitive products include the Spiration Valve System (Olympus Corporation) and the InterVapor System (Broncus Medical, Inc.; not approved for use in the United States). The Spiration Valve System is an endobronchial technology designed to offer patients with severe emphysema a minimally invasive treatment option for lung volume reduction by redirecting air away from diseased areas of the lung to healthier tissue so that patients may breathe easier. Like Zephyr Valves, the Spiration Valve System is indicated to treat patients with heterogeneous emphysema; however, the Spiration Valve System is contraindicated for patients with homogeneous emphysema. We believe our solution competes favorably with the Spiration Valve System for several reasons, including the strength of our published clinical data, differentiated patient selection tools and our comprehensive technical and reimbursement support. InterVapor System offers a non-surgical and non-implant therapy developed for lung disease including emphysema and lung cancer where vapor ablation is simply the application of heated pure water to tissue.
Some of our current or future competitors may have several competitive advantages, including established relationships with pulmonologists who commonly treat patients with emphysema, significantly greater name recognition and significantly greater sales and marketing resources.
In addition to competing for market share, we also compete against these companies for personnel, including qualified sales and other personnel that are necessary to grow our business.
We believe the principal competitive factors in our market include the following:
•patient outcomes and adverse event rates;
•product safety, reliability and durability;
•patient experience;
•effective marketing to and education of patients, physicians and hospitals;
•acceptance by treating physicians and referral sources;
•physician learning curve;
•ease-of-use and reliability;
•patient recovery time and level of discomfort;
•economic benefits and cost savings;
•availability of coverage and adequate reimbursement; and
•strength of clinical evidence.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2020, we had 39 patent families in force worldwide. As of December 31, 2020, we had rights to 60 issued United States patents, 17 pending United States patent applications, 133 issued foreign patents and 13 pending foreign patent applications. Our most material foreign patents issued and patent applications pending are in the European Union, France, Germany, Japan and the United Kingdom. Our patents cover aspects of our current Zephyr Valve, loading system, airway sizing, EDC, Chartis System, AeriSeal and future product concepts. The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. Our patents expire between 2021 and 2038. We have applied to the U.S. Patent and Trademark Office (USPTO) seeking an extension for the term of a material Zephyr Valve patent from 2023 to 2027 under the Patent Term Extension which allows additional term to be added to a patent to compensate for the FDA approval process. Once a patent expires, the protection ends, and an invention enters the public domain; that is, anyone can commercially exploit the invention without infringing the patent.
There is no active patent litigation involving any of our patents and we have not received any notices claiming that our activities infringe a third party’s patent.
We cannot guarantee that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents. Furthermore, numerous United States and foreign-issued patents and patent applications owned by third parties exist in the fields in which we are developing products. Because patent applications can take many years to publish, there may be applications unknown to us, which may later result in issued patents that our existing or future products or technologies may be alleged to infringe.
There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how, to defend against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Adverse determinations in litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties or could prevent us from manufacturing, selling or using the product accused of infringement, any of which could severely harm our business. See Part I, Item 1A, “Risk Factors—Risks Related to our Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

We also rely upon trademarks to build and maintain the integrity of our brand. As of December 31, 2020, we had eight registered trademark filings, some of which may apply to multiple countries, and several pending trademark applications in various countries.
We also rely, in part, upon unpatented trade secrets, know-how and continuing technological innovation, and licensing arrangements, to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants and others who may have access to our proprietary information.
Cross-Licensing Agreement with Spiration/Olympus
In January 2005, Emphasys Medical (Emphasys), a company we later acquired, entered into a cross-license agreement (Spiration Cross-License) with Spiration, Inc. (Spiration) (later acquired by Olympus Medical Systems Corp.). Since both companies were developing products in the same field, they entered into this agreement to minimize the risk of intellectual property disputes in the future and their associated cost. When we acquired Emphasys in 2009, we became the successor-in-interest to Emphasys’ rights under the Spiration Cross-License. Under the agreement, each company non-exclusively licensed the other party to make, have made (solely for such other party), sell, offer for sale, import and export specific products under their respective patent portfolio at that time that covers such products or a method of use thereof. The license granted to us by Spiration is limited to devices where the outer perimeter of the device seals with the airway wall and the device allows fluid flow only through one or more openings in the device radially inward of such outer perimeter. It does not give us a license under Spiration’s patent rights to valve devices that allow fluid flow only between the outer perimeter of the device and the airway wall. Similarly, the license granted to Spiration by us is limited to devices that allow fluid flow only between the outer perimeter of the device and the airway wall. It does not give Spiration a license under our patent rights to make or sell valve devices where the outer perimeter of the device seals with the airway wall and the device allows fluid flow only through one or more openings in the device radially inward of such outer perimeter. The licenses cannot be sublicensed. Furthermore, each license also includes a covenant not to sue the other party for infringement with respect to specified product elements, designs and features. The Spiration Cross-License can be terminated by either party upon 60 days’ written notice to the other in the event certain patents are no longer owned by the other party or such patents are no longer in force; provided, that, the parties are required to negotiate in good faith during such 60-day notice period to attempt to enter into a replacement cross-license prior to such termination. Neither party may assign or otherwise transfer the Spiration Cross-License without the written consent of the other party, except in connection with certain change-of-control transactions. We do not have any relationship with Spiration other than with respect to this cross-license agreement.
Manufacturing and Supply
We manufacture all our products — valves, delivery catheters, balloon catheters and the Chartis System console — at our headquarters located at 700 Chesapeake Drive, Redwood City, California 94063 where we lease approximately 25,000 square feet of space. Our lease terminates on July 31, 2025. This facility supports production and distribution operations, including manufacturing, quality control, raw material and finished goods storage. We have manufactured all our products at this facility for over 10 years and to date we have manufactured over 80,000 Zephyr Valves. We also store finished goods at other facilities in Redwood City, California where we lease approximately 8,000 square feet and 17,000 square feet of space under lease agreements that terminates on May 31, 2024 and September 30, 2024, respectively. There is a mutual early termination option starting November 30, 2021 on the 8,000 square feet of space.
We rely on a combination of in-house processing and third-party suppliers for raw materials and components. We have supply agreements with a few critical suppliers while procuring most of our materials on a purchase order basis. Suppliers are routinely evaluated based on industry standards including on-site audits, as required, to be approved. We have a strict change control policy with our suppliers to ensure that no design or process changes are made without our prior approval. Based on our prior experience with such suppliers to manufacture products for commercialization both inside and outside the United States, we believe these suppliers are capable of continuing to meet our specifications and maintaining quality. Several components used in our devices rely on single source suppliers and we routinely prioritize, evaluate and qualify backup sources. We typically maintain several months of product in inventory however if one or more of our single source suppliers were to encounter a manufacturing issue or chooses to end supply, we estimate that some of our custom components could take between one and two years to qualify a second source supplier in all markets. The manufacture of AeriSeal, which is still in development, is completely outsourced to a contract manufacturer. The StratX Platform’s QCT service is currently outsourced as well. We host the customer-facing web portal for the StratX Platform’s QCT service while using a third-party cloud service provider to direct CT scan uploads from customers to qualified radiological image analysis providers.
We perform the final assembly, inspection, testing, packaging and product release testing for the Zephyr Valve, the EDC and Chartis System at our headquarters in Redwood City. These products are sterilized using ethylene oxide at a qualified sterilization supplier in Los Angeles, California. In the United States, we generally ship products from our third party logistics provider in Memphis, Tennessee and our facilities in Redwood City to our direct sales territory managers, who deliver these products to our hospital customers. Once they are trained and proficient in the procedure, we may also sell our products directly to our hospital customers. Internationally, we ship our products to a qualified third-party logistics provider in the Netherlands who, in turn, may either ship directly to our customers in Europe, Australia and other international markets on a consignment basis or directly to our sales territory managers in these countries who then sell these products to our customers. We also ship from our Redwood City facilities to distributors in Asia Pacific and other international markets.
Our manufacturing and distribution operations are subject to regulatory requirements of the FDA’s QSR for medical devices sold in the United States, set forth in 21 CFR part 820, and the EU’s Medical Device Directive (MDD) or Medical Device Regulation (MDR) for medical devices marketed in the European Union. We are also subject to applicable local regulations relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances.
The FDA monitors compliance with the QSR through periodic inspections of our facilities, which may include inspection of our suppliers’ facilities as well. Our European Union Notified Body, British Standards Institute (BSI), monitors compliance with the MDD requirements through both annual scheduled audits and periodic unannounced audits of our manufacturing facilities as well as our contract third-party suppliers’ facilities.
Our failure, or the failure of our third-party suppliers, to maintain acceptable quality requirements could result in the shutdown of our manufacturing operations or the recall of our products. If one of our suppliers fails to maintain acceptable quality requirements, we may have to qualify a new supplier, which could adversely affect manufacturing of our products and result in manufacturing delays as well as have a material adverse effect on our business and financial condition.
Our quality management system in our Redwood City manufacturing facility is currently ISO 13485:2016 certified, MDD certified and licensed by the California Department of Public Health (CDPH) Food and Drug Branch. Our manufacturing facility is an FDA-registered medical device establishment. BSI will audit our facility to the MDR during 2021.
The FDA conducted a total of two establishment inspections of our manufacturing facility in 2014 and 2016. We believe that we are in compliance, in all material respects, with all applicable FDA and QSR requirements.
Manufacturing of the materials and components of our products are provided by approved suppliers, all of which are single source suppliers of key components, sub-assemblies and materials. The suppliers for the products are evaluated, qualified and approved through a stringent supplier management program, which includes various evaluations, assessments, qualifications, validations, testing and inspection to ensure the supplier can meet acceptable quality requirements. We implement a strict change control policy with our key suppliers to ensure that no component or process changes are made without our prior approval.
Order quantities and lead times for components purchased from suppliers are based on our forecasts derived from historical demand and anticipated future demand. Lead times for components may vary depending on the size of the order, time required to manufacture and test the components, specific supplier requirements and current market demand for the components, sub-assemblies and materials. We perform assembly, testing, inspection and final product release activities for our products.
Government Regulation
United States Food and Drug Administration
Our products and operations are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act of 1938 and its implementing regulations (FDCA), as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, distribution, promotion, import and export and post-marketing surveillance.
Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a PMA application. Both the 510(k) clearance and PMA processes can be resource intensive, expensive and lengthy, and require payment of significant user fees, unless an exemption is available.
Device Classification
Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.
Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the General Controls for Medical Devices (General Controls), which require compliance with the applicable portions of the QSR, facility registration and product listing, reporting of adverse events and malfunctions, and as appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.
Class II devices are those that are subject to the General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device (Special Controls). These Special Controls can include performance standards, patient registries, FDA guidance documents and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process.
Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed novel and not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, which is generally more costly and time consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use.

The Zephyr Valve is a Class III device that has received FDA PMA approval.
The Investigational Device Exemption Process
In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an IDE application. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and Institutional Review Board (IRB) approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate IRBs at the clinical trial sites. There can be no assurance that submission of an IDE application will result in the ability to commence clinical trials, and although the FDA’s approval of an IDE application allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria.
All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibition of promotion, recordkeeping, and reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s good clinical practice regulations for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable, or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:
•the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;
•patients do not enroll in clinical trials at the rate expected;
•patients do not comply with trial protocols;
•patient follow-up is not at the rate expected;
•patients experience adverse events;
•patients die during a clinical trial, even though their death may not be related to the products that are part of the trial;
•device malfunctions occur with unexpected frequency or potential adverse consequences;
•side effects or device malfunctions of similar products already in the market that change the FDA’s view toward approval of new or similar PMAs or result in the imposition of new requirements or testing;
•IRBs and third-party clinical investigators may delay or reject the trial protocol;
•third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, investigator agreement, investigational plan, good clinical practices, the IDE regulations, or other FDA or IRB requirements;

•third-party investigators are disqualified by the FDA;
•we or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans, or otherwise fail to comply with the IDE regulations governing responsibilities, records and reports of sponsors of clinical investigations;
•third-party clinical investigators have significant financial interests related to us or our study such that the FDA deems the study results unreliable, or we or third-party clinical investigators fail to disclose such interests;
•regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;
•changes in government regulations or administrative actions;
•the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness; or
•the FDA concludes that our trial design is unreliable or inadequate to demonstrate safety and effectiveness.
The PMA Approval Process
Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (for example, a major deficiency letter) within a total of 360 days. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA’s review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:
•the device may not be shown safe or effective to the FDA’s satisfaction;
•the data from pre-clinical studies or clinical trials may be found unreliable or insufficient to support approval;
•the manufacturing process or facilities may not meet applicable requirements; and
•changes in FDA approval policies or adoption of new regulations may require additional data.
If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain and lengthy and a number of devices for which the FDA approval has been sought by other companies have never been approved by the FDA for marketing.
New PMA applications or PMA supplements are required for modification to the manufacturing process, equipment or facility, quality control procedures, sterilization, packaging, expiration date, labeling, device specifications, ingredients, materials or design of a device that has been approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive technical or clinical data or the convening of an advisory panel, depending on the nature of the proposed change.
In approving a PMA application, as a condition of approval, the FDA may also require some form of post-approval study (PAS) or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device. We are subject to certain PAS requirements under our PMA for the Zephyr Valve. PAS reports for the Zephyr Valve Registry study are required every six months for the first two years of the study and annually thereafter. PAS reports for the LIBERATE extension study are required annually. The FDA may also require post-market surveillance for certain devices cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices used outside a device user facility. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use.
Pervasive and Continuing Regulation
After a device is placed on the market, numerous regulatory requirements continue to apply. These include:
•the FDA’s QSR, which requires manufacturers, including their suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;
•medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•medical device recalls, which require that manufacturers report to the FDA any recall of a medical device, provided the recall was initiated to either reduce a risk to health posed by the device, or to remedy a violation of the FDCA caused by the device that may present a risk to health; and
•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDPH. The FDA and CDPH have broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our third-party suppliers. Additionally, our Notified Body, the BSI, regularly inspects our manufacturing, design and operational facilities to ensure ongoing ISO 13485 compliance in order to maintain our CE mark. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory bodies, which may include any of the following sanctions:
•warning letters, fines, injunctions, consent decrees and civil penalties;
•repair, replacement, refunds, recall or seizure of our products;
•operating restrictions, partial suspension or total shutdown of production;
•refusing our requests for 510(k) clearance or PMA approval of new products, new intended uses or modifications to existing products;
•withdrawing 510(k) clearance or PMA approvals that have already been granted; and
•criminal prosecution.
European Union
Our portfolio of products is regulated in the European Union as a medical device per the European Union Medical Devices Directive (Council Directive 93/42/EEC) (MDD) and, starting on May 26, 2021, the Medical Device Regulation (Regulation (EU) 2017/745) (MDR). The MDD and MDR set out the basic regulatory framework for medical devices in the European Union. The system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with the CE mark which shows that the device has a Certificate de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD or MDR within their jurisdiction. The means for achieving the requirements for the CE mark vary according to the nature of the device. Devices are classified in accordance with their perceived risks, similar to the United States system. The class of a product determines the conformity assessment required before the CE mark can be placed on a product. Conformity assessments for our products are carried out as required by the MDD or MDR. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states. The CE mark is contingent upon continued compliance with the applicable regulations and the quality system requirements of the ISO 13485 standard. Our current CE mark is issued by BSI under the MDD. We will obtain a CE mark under the MDR prior to the expiration of the existing CE certificate.
Health Insurance Portability and Accountability Act
The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), established federal protection for the privacy and security of health information. Under HIPAA, the United States Department of Health and Human Services (HHS), has issued regulations to protect the privacy and security of PHI used or disclosed by “Covered Entities,” including certain healthcare providers, health plans and healthcare clearinghouses, and their respective “Business Associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and certain healthcare providers. The HIPAA privacy regulations protect medical records and other PHI by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical and technical safeguards and the adoption of written security policies and procedures. In addition, HIPAA requires Covered Entities to execute Business Associate Agreements with their Business

Associates and subcontractors who provide services for or on behalf of Covered Entities. Business Associates have a corresponding obligation to maintain appropriate Business Associate Agreements under HIPAA. In addition, companies that would not otherwise be subject to HIPAA may become contractually obligated to follow HIPAA requirements through agreements with Covered Entities and Business Associates, and some of our customers may require us to agree to these provisions.
In addition, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing us to additional expense, adverse publicity and liability. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely, and new privacy and security laws in this area are evolving. Requirements of these laws and penalties for violations vary widely.
If we or our operations are found to be in violation of HIPAA, HITECH or their implementing regulations, and similar state laws, we may be subject to significant penalties, including civil, criminal and administrative penalties, fines, imprisonment and exclusion from participation in federal or state healthcare programs, and the curtailment or restructuring of our operations. In addition, HITECH created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to Business Associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.
U.S. Federal, State and Foreign Fraud and Abuse Laws
The federal and state governments have enacted, and actively enforce, a number of laws to address fraud and abuse in federal healthcare programs. Our business is subject to compliance with these laws.
Anti-Kickback Statutes
The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered businesses, the statute has been violated. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to ten years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (Affordable Care Act) to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (FCA).

There are a number of statutory exceptions and regulatory “safe harbors” protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance to offer protection. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the HHS Office of the Inspector General (OIG).
Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of recipients for healthcare products or services reimbursed by any source, not only government healthcare programs, and may apply to payments made directly by the patient.
Government officials have focused their enforcement efforts on the marketing of healthcare services and products, among other activities, and recently have brought cases against companies, and certain individual sales, marketing and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.
Federal False Claims Laws
The federal false claims laws, including the FCA, imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the FCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the FCA and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the FCA, and many of these state laws apply where a claim is submitted to any third-party payor and not only a federal healthcare program.
When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus significant civil fines and penalties. As part of a settlement, the government may require the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification and reporting obligations. There are many potential bases for liability under the FCA. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the FCA to assert liability on the basis of kickbacks, or in instances in which manufacturers have provided billing or coding advice to providers that the government considered to be inaccurate. In these cases, the manufacturer faces liability for “causing” a false claim. In addition, the federal government has prosecuted companies under the FCA in connection with off-label promotion of products. Our activities, including those relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products (such as our patient reimbursement support programs) and the sale and marketing of our products, may be subject to scrutiny under these laws.
While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the FCA or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.
Civil Monetary Penalties
The Civil Monetary Penalty Act of 1981 imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.

Open Payments
The Physician Payments Sunshine Act (Open Payments), enacted as part of the Affordable Care Act, requires certain pharmaceutical, medical device and medical supply manufacturers covered by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS: payments and transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations, as well as to report annually ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of $11,052 per failure up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission, and may result in liability under other federal laws or regulations. Effective January 1, 2022, these reporting obligations will extend to include payments and other transfers of value made in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives. We are subject to Open Payments and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.
Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act (FCPA) prohibits any United States individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, if any, and to devise and maintain an adequate system of internal accounting controls for international operations.
International Laws
In Europe, various countries have adopted anti-bribery laws providing for severe consequences in the form of criminal penalties and significant fines for individuals or companies committing a bribery offense. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.
For instance, in the United Kingdom, under the U.K. Bribery Act of 2010 (Bribery Act), a bribery occurs when a person offers, gives or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the Bribery Act. An individual found in violation of the U.K. Bribery Act of 2010, faces imprisonment of up to ten years. In addition, the individual can be subject to an unlimited fine, as can commercial organizations for failure to prevent bribery.
There are also international privacy laws that impose restrictions on the access, use and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain required patient information could significantly impact our business and our future business plans.
United States Centers for Medicare and Medicaid Services
Medicare is a federal program administered by CMS through Medicare Administrative Contractors. Available to individuals age 65 or over, and certain other individuals, the Medicare program provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and copayments.

CMS has established guidelines for the coverage and reimbursement of certain products and procedures by Medicare. In general, in order to be reimbursed by Medicare, a healthcare procedure furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received healthcare products and services. Any changes in federal legislation, regulations and policy affecting CMS coverage and reimbursement relative to the procedure using our products could have a material effect on our performance. While no NCD or LCD exists for endobronchial valves currently, CMS could develop an NCD, or one or more Medicare contractors could develop an LCD that either restricts coverage or restricts the patient population deemed appropriate for the treatment.
CMS also administers the Medicaid program, a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional, and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The coverage, method and level of reimbursement vary from state to state and is subject to each state’s budget restraints. Changes to the availability of coverage, method or level of reimbursement for relevant procedures may affect future revenue negatively if reimbursement amounts are decreased or discontinued.
All CMS programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare facilities and other healthcare providers, including those paid for Zephyr Valve treatments.
United States Health Reform
Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future products. Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our current and future products. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry. The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.
The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act also provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain fees mandated by the Affordable Care

Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
Human Capital Management
Employees
As of December 31, 2020, we had 170 employees in the U.S., 38 in Europe, and 12 in Asia Pacific. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that we have good relations with our employees.
Code of Business Conduct and Business Ethics
Pulmonx is dedicated to conducting its business consistent with the highest standard of business ethics. Each employee receives and agrees to follow the Pulmonx Code of Business Conduct and Ethics. Employees are encouraged to discuss any related concerns with management or report concerns anonymously through an Ethics Hotline.
Culture of Diversity, Equity, and Inclusion
At Pulmonx, we value diverse perspectives and experiences. We strive to create an inclusive culture where differences drive innovation. In 2020, we created a task force that seeks to ensure we make meaningful progress in advancing our commitment to being an inclusive organization where employees feel valued, respected, and heard.

Talent Management & Development
We believe that our employees are the foundation of our business and we are committed to the development and retention of our workforce. Our goal at Pulmonx is to become a “Talent Destination.”
Compensation Philosophy
To ensure we are able to attract, retain and develop high performing teams, we engage external compensation advisors to guide our efforts in developing cash and equity rewards programs that are competitive with our peer companies.
Total rewards
We offer competitive health and welfare programs to support our employees and their families’ physical, mental, and financial well-being. Our program offerings include the following:
•Medical, dental and vision insurance
•Retirement plan
•Flexible Spending Accounts for medical expenses, childcare, parking and transit
•Life insurance
•Short & long-term disability
•Paid time off
•Employee assistance program
In an effort to further align the interests of our employees with our shareholders, employees in most countries in which we operate have the opportunity to have an ownership interest in our company. We have an equity-based incentive plan that provides for the grant of stock options and awards to eligible employees. Additionally, we implemented an Employee Stock Purchase Plan that enables eligible employees to purchase our common stock at a discount through payroll contributions.
COVID-19 Health and Safety
The health and safety of our employees is a key focus at our Company. In response to the COVID-19 pandemic, the Company established safety protocols, facility enhancements, and work from home strategies to protect our employees. Some of our employees continue to work remotely. Employees that work on site are provided with personal protective equipment and are required to adhere to protocols for wearing masks at all times, social distancing, and reporting and documenting exposures, all following guidelines issued by the Centers for Disease Control or mandated by local regulations.
Available Information
Our website address is www.pulmonx.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We file electronically with the U.S. Securities and Exchange Commission, or SEC, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.pulmonx.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov

ITEM 1A. RISK FACTORS
Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Risks Related to Our Business and Strategy
We have a history of significant net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future.
We have incurred net losses since our inception. For the years ended December 31, 2020 and 2019, we had net losses of $32.2 million and $20.7 million, respectively, and we expect to continue to incur additional losses. As of December 31, 2020, we had an accumulated deficit of $242.7 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the years ended December 31, 2020 and 2019 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, has had a material adverse impact on our business.
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries and all 50 states within the United States. The COVID-19 pandemic has had a material adverse impact on our business, financial condition and results of operations by decreasing and delaying substantially all procedures performed using our products, and we expect the pandemic to continue to adversely impact our business, financial condition and results of operations for the foreseeable future. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our products has decreased substantially as healthcare organizations across the globe have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. For example, in the United States, governmental authorities have recommended, and, in certain cases, required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. The COVID-19 pandemic has also adversely impacted the number of procedures using the Zephyr Valve as hospitals have had to, and continue to, focus on COVID-19 and as patients generally sought to postpone healthcare visits and treatments. Specifically, beginning in the second half of March 2020, procedures using our products were temporarily postponed or cancelled as COVID-19 spread to the various regions across the globe where we conduct our business and sell our products. Beginning in May 2020, we began to see signs of a recovery in our business, and by September 30, 2020 the total number of Zephyr Valves sold in the third quarter exceeded the total number of Zephyr Valves sold during the first quarter of 2020. In November and December 2020, a resurgence of COVID-19 led to a decrease in procedure volumes and our revenues in the fourth quarter of 2020 declined compared to revenues in the third quarter of 2020. Our sales continued to be impacted by COVID-19 in January and February 2021. The COVID-19 driven impact on procedure volumes extended through the first two months of 2021. We have seen initial indicators in March 2021 that the resurgence of COVID-19 is diminishing and we anticipate improving sales during 2021, assuming the efficacy, availability and delivery of vaccines as well as other societal responses to the pandemic. Despite these signs of recovery of or business, we cannot be certain that any recovery will be sustained, or that a further resurgence of COVID-19 will not occur in 2021. We believe many of the measures adopted in response to, and challenges resulting, from COVID-19 will likely continue for the duration of the pandemic, which is uncertain, and are expected to continue to significantly reduce our revenue and adversely impact our business, financial condition and results of operations for the duration of the pandemic. As a result, we cannot assure you that our recent volume of Zephyr Valves sold are indicative of future results or that we will not experience additional adverse or materially adverse impacts associated with the COVID-19 pandemic. The number of Zephyr Valves sold in the future may decrease as the backlog of patients who have cancelled or postponed their procedures due to the pandemic is reduced. The COVID-19 pandemic has adversely impacted our business, financial condition and results of operations by significantly decreasing and delaying the number of procedures performed using our products, and we expect the pandemic to continue to adversely impact our business, financial condition and results of operations. Further, once the COVID-19 pandemic subsides, there may be a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals relating to a variety of medical conditions, and as a result, patients seeking treatment with Zephyr Valves may have to navigate limited provider capacity. We believe this limited provider and hospital capacity could have a material adverse effect on our business, financial condition and results of operations once the pandemic subsides and following the end of the pandemic.
Numerous state and local jurisdictions imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. On March 19, 2020, the governor of California, where our headquarters are located, issued “stay at home” orders limiting non-essential activities, travel and business operations. Such orders or restrictions have resulted in reduced operations at our headquarters (including our manufacturing facility), work stoppages, slowdowns and delays, travel restrictions and cancellation of events and have restricted the efforts of our sales representatives, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our sales representatives and other personnel to travel and access customers for training and case support; inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to manufacture and assemble products; inventory shortages or obsolescence; delays in actions of regulatory bodies; delays in clinical trials and studies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; delays in growing or reductions in our sales organization, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; restrictions in our ability to ship our products to customers; business adjustments or disruptions of certain third parties, including suppliers, medical institutions and clinical investigators with whom we conduct business; negative impact on our customers’ credit profiles, which may adversely impact our future collection experience; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture our products. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of December 31, 2020, commercial payors such as Aetna, Humana, Health Care Service Corporation, Highmark, Priority Health and Emblem Health have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.

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
Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, no uniform policy of coverage and reimbursement for procedures using our solution exists among third-party payors. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payor to payor. Payors continually review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage for new or existing products and procedures. There can be no assurance that third-party payor policies will provide coverage for procedures in which our products are used. If we are not successful in reversing existing non-coverage policies, if third-party payors that currently cover or reimburse our products and related procedures reverse or limit their coverage in the future or if other third-party payors issue similar policies, this will negatively affect our business, financial condition and results of operations. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage is established on one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Our business strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We have a facility located in Redwood City, California, where we assemble, inspect, package, release and ship our products. We currently produce the Zephyr Valve and Chartis System at this facility, and we do not have redundant facilities. We also store finished goods at secondary facilities in Redwood City, California, Memphis, Tennessee and the Netherlands. If these facilities suffer damage, or a force majeure event, this could materially impact our ability to operate.

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
In February 2020, we terminated and paid off in full all amounts outstanding under the Oxford Agreement. In February 2020, we executed a Loan and Security Agreement (the CIBC Agreement) with Canadian Imperial Bank of Commerce (CIBC), which provided us with the ability to borrow up to $32.0 million in debt financing. As of December 31, 2020, we have borrowed $17.0 million under the CIBC Agreement. See the sections entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺2020 Notes", “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Term Loan" and the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
There can be no guarantee that we will not breach these covenants. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, our lender may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. The occurrence of any of these events could negatively affect our business, financial condition and results of operations.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through private placements of equity securities, debt financing arrangements and sales of our products. As of December 31, 2020, we had $231.6 million in cash and cash equivalents, and an accumulated deficit of $242.7 million. Based on our current planned operations, we expect our cash and cash equivalents, together with available borrowings under the CIBC Agreement, will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
We do not have redundant facilities. We perform substantially all of our manufacturing, research and development and back office activity in a single location at our headquarters in Redwood City, California. We store our finished goods inventory at our headquarters and secondary facilities in Redwood City, California, Memphis, Tennessee, and the Netherlands. Our facilities, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. The facilities will be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our manufacturing capabilities, inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
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
Sales in markets outside of the United States accounted for approximately 50.5% and 67.2% of our revenue for the years ended December 31, 2020 and 2019, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
For example, the COVID-19 pandemic significantly decreased and may continue to have an adverse impact on the sale of our products and the number of patients treated with our solution. The outbreak has also resulted in disruptions or restrictions on physicians, hospitals and other healthcare providers from treating patients that are eligible for our products due to the uncertain health effects of the coronavirus on the respiratory system and resources that are diverted to prioritize treatment and containment of the coronavirus outbreak. In addition, the COVID-19 pandemic has also resulted in business closures and disruptions that may continue to affect various suppliers of ancillary products used in the delivery of our product (e.g. gowns, face masks or gloves), including disruptions and restrictions on transportation of our products and could result in significant delays. In addition, a significant outbreak of coronavirus and other contagious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products and impact our business, financial condition and results of operations.
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
•the federal Physician Payments Sunshine Act (Open Payments), created under the Patient Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable

Care Act) and its implementing regulations, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;
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
There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain fees mandated by the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and negatively affect our business, financial condition and results of operations.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
The current presidential administration and Congress may pursue significant changes to the current healthcare laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may negatively affect our business, financial condition and results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may negatively affect our business, financial condition and results of operations.
The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare will harm:
•our ability to set a price that we believe is fair for the Zephyr Valve;
•our ability to generate revenue and achieve or maintain profitability; and
•the availability of capital.

We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration. Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our current and future products. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, financial condition and results of operations.
The United Kingdom ceased to be a member state of the European Union on January 31, 2020 (commonly referred to as “Brexit”), and the transition period provided for in the withdrawal agreement entered by the United Kingdom and the European Union ended on December 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement that applies provisionally until it is ratified by the parties to the agreement. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including with respect to trade, transport, visas, judicial matters, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Because the trade and cooperation agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
Uncertainties remain regarding the application of the terms of the trade and cooperation agreement and the other potential impacts of Brexit, and the lack of clarity about future laws and regulations as the United Kingdom determines which European Union rules and regulations to replace or replicate, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict access to capital. Possible changes to the rules and regulations relating to quality, safety and efficacy of products, clinical trials, marketing authorization, commercial sales and distribution of products could materially impact the regulatory regime with respect to products and approval of any product candidates in the United Kingdom or the European Union and we may be forced to restrict or delay efforts to sell our products or seek regulatory approval of product candidates in the United Kingdom and/or the European Union, which could negatively affect our business, financial condition and results of operations. The long-term effects of Brexit will depend on the implementation of the trade and cooperation agreement and any other agreements (or lack thereof) between the United Kingdom and the European Union and, in particular, any arrangements for the United Kingdom to retain access to European Union markets following the expiry of the Transition Period.
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
As of December 31, 2020, we had outstanding 35,693,753 shares of common stock. All of our executive officers and directors and substantially all of our other existing security holders are subject to lock-up agreements in connection with our IPO under which they have agreed, subject to specific exceptions, not to sell any of our capital stock until March 29, 2020. After the lock-up agreements expire, substantially all of such shares will become eligible for sale in the public market, of which 13,240,449 shares held by directors, executive officers, and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (Securities Act), and various vesting agreements.
Moreover, 180 days after the closing of the initial public offering, holders of up to an aggregate of 18,680,478 shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file on our behalf or for other stockholders.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own approximately 37% of our outstanding common stock as of December 31, 2020. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
We are required, pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” The process of compiling the system and processing documentation necessary to perform the evaluation required under Section 404 is costly and challenging, and we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law for:
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Redwood City, California, where we lease and occupy approximately 25,000 square feet of office, manufacturing, and laboratory space. In addition, we lease various other office and warehouse spaces in Redwood City and Switzerland.
We believe our existing facilities are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “LUNG” since October 1, 2020. Prior to this date, there was no public market for our common stock.
Holders of Common Stock
As of March 4, 2021, there were approximately 358 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in the street name by brokers and other nominees.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Recent Sales of Unregistered Securities
From January 1, 2020 through October 5, 2020, the date of closing of our IPO, we granted stock options and stock awards to employees, directors and consultants under our 2010 Equity Incentive plan, 2020 Stock Plan, and 2020 Equity Incentive Plan covering an aggregate of 1,416,271 shares of common stock, at a weighted average exercise price of $6.36 per share pursuant to our 2010 Equity Incentive plan, 2002 Stock Plan, and 2020 Equity Incentive Plan.
From January 1, 2020 through October 5, 2020, the date of closing of our IPO, we issued an aggregate of 1,711,621 shares of our common stock at a weighted-average purchase price of $1.55 per share to employees, directors and consultants for aggregate proceeds to us of approximately $2.7 million upon the exercise of stock options.
The offers, sales and issuances of the securities described above were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act as transactions under compensatory benefit plans and contracts relating to compensation.
Use of Proceeds from Initial Public Offering
On September 30, 2020, our registration statement on Form S-1 (File No. 333-248635) relating to our initial public offering (“IPO”) of common stock became effective. The IPO closed on October 5, 2020 at which time we issued 11,500,000 shares of our common stock at a price of $19.00 per share, which included the issuance of shares in connection with the exercise by the underwriters of their option to purchase up to 1,500,000 additional shares. BofA Securities, Inc. and Morgan Stanley & Co. LLC acted as joint lead book-running managers for the IPO. Stifel, Nicolaus & Company, Incorporated, Wells Fargo Securities, LLC and Canaccord Genuity LLC acted lead managers for the IPO. We received an aggregate of $218.5 million gross proceeds, before underwriting discounts, commissions and offering costs, and approximately $201.4 million in net proceeds after deducting underwriting discounts and commissions and offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock or (iii) any of our affiliates.
There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 1, 2020. No payments were made from our IPO proceeds directly or indirectly to our officers or directors, to persons owning 10% or more of any class of our equity securities or to any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for service on our board or directors or service on a committee of our board of directors.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
You should read the selected historical financial data below in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results.

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue	$32,733	$32,595	$20,004
Cost of goods sold	11,531	10,181	7,718
Gross profit	21,202	22,414	12,286
Operating expenses:
Research and development	7,460	6,049	6,991
Selling, general and administrative	46,074	34,203	20,347
Total operating expenses	53,534	40,252	27,338
Loss from operations	(32,332)	(17,838)	(15,052)
Interest income	213	432	21
Interest expense	(3,181)	(2,317)	(2,520)
Other income (expense), net	3,282	(617)	(916)
Net loss before tax	(32,018)	(20,340)	(18,467)
Income tax expense	213	363	12
Net loss	$(32,231)	$(20,703)	$(18,479)
Net loss per share attributable to common stockholders, basic and diluted	$(3.16)	$(11.66)	$(11.03)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	10,184,841	1,776,110	1,674,779

	As of December 31,
	2020	2019	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$231,561	$28,347	$4,124
Working capital(1)	237,463	26,910	3,236
Total assets	263,708	53,533	15,013
Term loan	16,804	14,965	14,937
Credit agreement	564	—	—
Total liabilities	37,574	35,572	41,804
Convertible preferred stock	—	205,339	140,535
Accumulated deficit	(242,734)	(210,503)	(189,800)
Total stockholders’ (deficit) equity	226,134	(187,378)	(167,326)
_______________
(1)We define working capital as current assets less current liabilities. See our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities as of December 31, 2020 and 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with Part II, Item 6, “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
In June 2018, we received pre-market approval (PMA) by the U.S. Food and Drug Administration (FDA) as a result of our breakthrough technology designation. The Zephyr Valve is now commercially available in more than 25 countries, with over 80,000 valves used to treat more than 20,000 patients through December 31, 2020. We have established reimbursement in major markets in North America, Europe and Asia Pacific and the Zephyr Valve has been included in treatment guidelines for COPD worldwide.
We market and sell our products in the United States through a direct sales organization consisting of 45 sales territory managers as of December 31, 2020. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the approximately 800 pulmonologists performing interventional pulmonary procedures and across approximately 500 high volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. We employ both direct and distributor-based sales models, with over 90% of our revenue generated in markets where we sell directly.
In the United States, our solution is reimbursed based on established Category I Current Procedural Terminology (CPT) and ICD-10 Procedure Coding System (PCS) codes and associated APC and MS-DRG payment groupings. Current reimbursement in the United States is believed to cover the hospital costs of the procedure and related inpatient care. Commercial payors such as Aetna, Humana, Health Care Service Corporation have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Medicare covers our solution for patients when medically necessary, and other commercial insurers are approving pre-authorization requests on a case-by-case basis. Outside the United States, our solution is covered by major health systems across much of Europe, Australia and South Korea.

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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $32.7 million, with a gross margin of 64.8% and a net loss of $32.2 million, for the year ended December 31, 2020 compared to revenue of $32.6 million and $20.0 million, with a gross margin of 68.8% and 61.4% and a net loss of $20.7 million and $18.5 million, for the years ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $242.7 million, cash and cash equivalents of $231.6 million, and $17.4 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Management believes that the Company’s existing cash and cash equivalents will allow the Company to continue its operations for at least the next 12 months from the issuance of our consolidated financial statements as of and for the year ended December 31, 2020.
Impact of the COVID-19 Pandemic
Since it was reported to have surfaced in December 2019, a novel strain of coronavirus (COVID-19) has spread across the world and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have been significant and governments around the world, including in the United States, Europe and Asia, have implemented travel restrictions, social distancing requirements, quarantines, stay-at-home orders and other significant measures which have also resulted in delay of clinical trials and FDA operations. Currently, the COVID-19 pandemic presents a substantial public health and economic challenge around the world and is adversely affecting our employees, including our sales force, hospitals, physicians, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. and world economy and in financial markets.

The COVID-19 pandemic has had a material adverse impact on our business, financial condition and results of operations by decreasing and delaying substantially all procedures performed using our products, and we expect the pandemic to continue to have a material adverse impact on our business, financial condition and results of operations for the foreseeable future. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our products has decreased substantially as healthcare organizations across the globe have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. In the markets in which we operate, elective, specialty and other procedures and appointments have been suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients.
In response to the COVID-19 pandemic, we have implemented a variety of measures intended to help us manage through its impact and position us to resume operations quickly and efficiently as restrictions, recommendations, and best practices evolve. These measures include:
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
•Increasing our capital base by $201.4 million through an initial public offering of our common stock in October 2020; and
•Continuing to invest in research and development activities in order to advance our AeriSeal clinical programs.
The COVID-19 pandemic has also adversely impacted the number of procedures using the Zephyr Valve as hospitals have had to, and continue to, focus on COVID-19 and as patients generally sought to postpone healthcare visits and treatments. Specifically, beginning in the second half of March 2020, procedures using our products were temporarily postponed or cancelled as COVID-19 spread to the various regions across the globe where we conduct our business and sell our products. Beginning in May 2020, we began to see signs of a recovery in our business, and by September 30, 2020 the total number of Zephyr Valves sold in the third quarter exceeded the total number of Zephyr Valves sold during the first quarter of 2020. In November and December 2020, a resurgence of COVID-19 led to a decrease in procedure volumes and our revenues in the fourth quarter of 2020 declined compared to revenues in the third quarter of 2020. The COVID-19 driven impact on procedure volumes extended through the first two months of 2021. We have seen initial indicators in March 2021 that the resurgence of COVID-19 is diminishing and we anticipate improving sales during 2021, assuming the efficacy, availability and delivery of vaccines as well as other societal responses to the pandemic. We are encouraged for the longer term, and we believe the following key indicators are contributing to the stabilization of our business:
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
Despite these signs of recovery of our business, we cannot be certain that any recovery will be sustained, or that a further resurgence of COVID-19 will not occur in 2021. We believe many of the measures adopted in response to, and challenges resulting, from COVID-19 will likely continue for the duration of the pandemic, which is uncertain, and are expected to continue to significantly reduce our revenue and adversely impact our business, financial condition and results of operations for the duration of the pandemic. As a result, we cannot assure you that our recent volume of Zephyr Valves sold are indicative of future results or that we will not experience additional adverse or materially adverse impacts associated with the COVID-19 pandemic. In particular, we believe the reduction in the backlog of patients who cancelled or postponed their procedures in the second quarter of 2020 contributed to the number of procedures and Zephyr Valves sold in the third and fourth quarters of 2020 as hospitals and centers resumed accepting patients for elective procedures. However, the number of Zephyr Valves sold in the future may decrease as the backlog of patients who have cancelled or postponed their procedures due to the COVID-19 pandemic is reduced. Further, once the COVID-19 pandemic subsides, there may be a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals relating to a variety of medical conditions, and as a result, patients seeking treatment with Zephyr Valves may have to navigate limited provider capacity. We believe this limited provider and hospital capacity could have a material adverse effect on our business, financial condition and results of operations once the pandemic subsides and following the end of the pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and variant strains, governmental and societal response to contain and treat COVID-19 and variant strains, and vaccination efforts, among others.
Our consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. For more information regarding these risks and potential impacts, please refer to Part I, Item 1A, “Risk Factors.”
Factors Affecting our Business and Results of Operations
We believe there are several important factors that have impacted and that we expect will continue to impact our business and results of operations. These factors include:
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
Third-Party Reimbursement
Since achieving regulatory approval in the United States in June 2018, we have launched the Zephyr Valve treatment and have made progress securing third-party payor reimbursement. The majority of our patients are Medicare beneficiaries. We estimate that roughly 75% of the potential Zephyr Valve patient population are Medicare/Medicaid beneficiaries, of which approximately 25% have managed Medicare/Medicaid and the remaining 50% have traditional Medicare/Medicaid. Approximately 25% of the potential Zephyr Valve patient population is under third-party commercial payor policies. A key element of our strategy remains to broaden our coverage by private third-party payor policies. Commercial payors such as Aetna, Humana, Health Care Service Corporation, and Highmark have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Other commercial payors, such as many plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary, but these same plans are approving pre-authorization requests on a case-by-case basis. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
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
Components of Our Results of Operations
Revenue
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the years ended December 31, 2020, 2019 and 2018.
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
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of payroll and personnel-related expenses for our manufacturing and quality assurance employees, costs related to materials, components and subassemblies, third-party costs, manufacturing overhead, equipment depreciation, charges for excess, obsolete and non-sellable inventories. Overhead costs include the cost of quality assurance, testing, material procurement, inventory control, operations supervision and management and an allocation facilities overhead cost, including rent and utilities. Cost of goods sold also includes certain direct costs such as those incurred for shipping our products and costs related to providing analysis services for patient scans. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect cost of goods sold to increase in absolute dollars to the extent more of our products are sold.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of changes in the fair value of our derivative liabilities, changes in the fair value of our outstanding preferred stock warrants and foreign currency exchange gains and losses. In February 2020, the warrants were partly exercised and partly expired. The final fair value of the warrant liability was reclassified to stockholders’ (equity)/deficit. All of our derivative liabilities were settled during 2020. Upon the closing of our initial public offering on October 5, 2020, we paid $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC. In connection with the closing of the IPO, the 2020 Notes were converted into 2,561,484 shares of common stock.

Results of Operations:
Comparison of the Years Ended December 31, 2020 and December 31, 2019
The following table summarizes our results of operations for the period indicated:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Revenue	$32,733	$32,595	$138	0.4%
Costs of goods sold	11,531	10,181	1,350	13.3%
Gross profit	21,202	22,414	(1,212)	(5.4)%
Operating expenses:
Research and development	7,460	6,049	1,411	23.3%
Selling, general and administrative	46,074	34,203	11,871	34.7%
Total operating expenses	53,534	40,252	13,282	33.0%
Loss from operations	(32,332)	(17,838)	(14,494)	81.3%
Interest income	213	432	(219)	(50.7)%
Interest expense	(3,181)	(2,317)	(864)	37.3%
Other income (expense), net	3,282	(617)	3,899	631.9%
Net loss before tax	(32,018)	(20,340)	(11,678)	57.4%
Income tax expense	213	363	(150)	(41.3)%
Net loss	$(32,231)	$(20,703)	$(11,528)	55.7%
Revenue
Revenue increased by $0.1 million, or 0.4%, to $32.7 million during the year ended December 31, 2020, compared to $32.6 million during the year ended December 31, 2019. The increase in revenue was due to an increase in the sale of products in the United States of $5.5 million to $16.2 million during the year ended December 31, 2020, compared to $10.7 million during year ended December 31, 2019. The increase in United States revenue was driven by increased sales of the Zephyr Valve as we expanded commercialization efforts. The gains in the US were offset by a decrease in the sale of products due to lower procedure volumes in international markets of $5.4 million to $16.5 million during the year ended December 31, 2020, compared to $21.9 million during the year ended December 31, 2019. Revenue in both the United States and international markets were unfavorably impacted by the COVID-19 pandemic, which decreased and delayed procedures performed using our products for much of the second quarter of 2020 before beginning to recover in the second half of the year.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.4 million, or 13.3%, to $11.5 million during the year ended December 31, 2020, compared to $10.2 million during the year ended December 31, 2019. The increase was mainly due to lower manufacturing utilization in the second quarter of 2020 resulting from the response to the COVID-19 pandemic combined with increased manufacturing costs as we expanded headcount and invested in operational infrastructure to support anticipated future growth. The increase in cost of goods sold caused gross margin to decrease from 69% during the year ended December 31, 2019 to 65% during the year ended December 31, 2020.
Research and Development Expenses
Research and development expenses increased by $1.4 million, or 23.3%, to $7.5 million during the year ended December 31, 2020, compared to $6.0 million during the year ended December 31, 2019. The increase in research and development expenses was primarily due to an increase of $1.2 million in personnel expenses including stock based compensation as we expanded our research and development team and $0.4 million of professional services and other expenses, offset by a $0.2 million decrease in costs associated with our clinical trials, including fees paid to contract research organizations due to reduced clinical trial activity during the year ended December 31, 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $11.9 million, or 34.7%, to $46.1 million during the year ended December 31, compared to $34.2 million during the year ended December 31, 2019. This increase in selling, general and administrative expenses was primarily due to an increase of $3.0 million resulting from the write-off of deferred initial public offering costs in the second quarter of 2020, $5.6 million of payroll and personnel-related expenses including stock based compensation as we expanded our sales and marketing function, an increase of $2.6 million of payroll and personnel-related expenses including stock based compensation for our administrative personnel due to increased headcount, an increase of $0.9 million in advertising expenses, an increase of $0.7 million in insurance costs associated with being a public company, and an increase of $1.0 million in facility and other expenses. These increases were offset by a decrease of $1.9 million in global travel and conference related expenses which were impacted by the COVID-19 pandemic.
Interest Expense and Income
Interest expense increased by $0.9 million, or 37.3%, to $3.2 million during the year ended December 31, 2020, compared to $2.3 million during the year ended December 31, 2019 primarily due to an increase in borrowings under the CIBC Term Loan and the 2020 Notes partially offset by the repayment of the Oxford Term Loan. Interest income decreased by $0.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, which was primarily due to decreased marketable securities balances throughout most of the year.
Other Income (Expense), Net
Other income (expense), net increased by $3.9 million to $3.3 million during the year ended December 31, 2020, compared to ($0.6) million during the year ended December 31, 2019, primarily attributable to the closing of our IPO leading to favorable fair value adjustments of derivative liabilities.

Comparison of the Years Ended December 31, 2019 and December 31, 2018
The following table summarizes our results of operations for the period indicated:

	Years Ended December 31,
	2019	2018	$ Change	% Change
	(in thousands)
Revenue	$32,595	$20,004	$12,591	62.9%
Costs of goods sold	10,181	7,718	2,463	31.9%
Gross profit	22,414	12,286	10,128	82.4%
Operating expenses:
Research and development	6,049	6,991	(942)	(13.5)%
Selling, general and administrative	34,203	20,347	13,856	68.1%
Total operating expenses	40,252	27,338	12,914	47.2%
Loss from operations	(17,838)	(15,052)	(2,786)	18.5%
Interest income	432	21	411	—
Interest expense	(2,317)	(2,520)	203	(8.1)%
Other income (expense), net	(617)	(916)	299	(32.6)%
Net loss before tax	(20,340)	(18,467)	(1,873)	10.1%
Income tax expense	363	12	351	—
Net loss	$(20,703)	$(18,479)	$(2,224)	12.0%
Revenue
Revenue increased by $12.6 million, or 62.9%, to $32.6 million during the year ended December 31, 2019, compared to $20.0 million during the year ended December 31, 2018. The increase in revenue was due to an increase in the sale of products in the United States by $10.1 million from $0.6 million for the year ended December 31, 2018 to $10.7 million for the year ended December 31, 2019 and an increase in the sale of products in international markets by $2.5 million from $19.4 million for the year ended December 31, 2018 to $21.9 million for the year ended December 31, 2019. We obtained FDA approval for the Zephyr Valves in the United States in June 2018 and began generating revenue in the United States in the third quarter of 2018. Overall, there was an increase in the number of units of products sold for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Unit growth paralleled the growth in revenue dollars for 2019 while average selling prices maintained their 2018 levels showing a small improvement.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $2.5 million, or 31.9%, to $10.2 million during the year ended December 31, 2019, compared to $7.7 million during the year ended December 31, 2018. The increase was primarily due to growth in sales volume and additional manufacturing overhead costs as we invested in our operational infrastructure to support anticipated future growth. Our gross margin increased from 61.4% for the year ended December 31, 2018 to 68.8% for the year ended December 31, 2019. The increase in gross margin was primarily due to lower fixed costs per unit from the increased sales volume of our products.
Research and Development Expenses
Research and development expenses decreased by $0.9 million, or 13.5%, to $6.0 million during the year ended December 31, 2019, compared to $7.0 million during the year ended December 31, 2018. The decrease in research and development expenses was primarily due to a decrease of $0.7 million of costs associated with our clinical trials, including fees paid to contract research organizations (CROs) and consulting costs due to lower clinical trial activity during the year ended December 31, 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $13.9 million, or 68.1%, to $34.2 million during the year ended December 31, 2019, compared to $20.3 million during the year ended December 31, 2018. This increase in selling, general and administrative expenses was primarily due to an increase of $8.8 million of payroll and personnel-related expenses for our sales personnel, an increase of $1.0 million of payroll and personnel-related expenses for our administrative personnel, an increase of $2.0 million of professional fees for legal, consulting, accounting, tax and other services, an increase of $1.2 million of travel related expenses and $0.4 million of advertising and marketing materials.
Interest Expense and Income
Interest expense decreased by $0.2 million, or 8.1%, to $2.3 million during the year ended December 31, 2019, compared to $2.5 million during the year ended December 31, 2018 primarily due to lower interest on convertible note payable to a related party because our convertible debt from Boston Scientific Corporation (BSC) converted into shares of our Series G-1 preferred stock in April 2019. Interest income increased by $0.4 million from the year ended December 31, 2018 to the year ended December 31, 2019 primarily due to interest income on proceeds from issuance of Series G-1 preferred stock invested in cash equivalents and short-term marketable securities.
Other Income (Expense), Net
Other income (expense), net decreased by $0.3 million, or 32.6%, to $0.6 million during the year ended December 31, 2019, compared to $0.9 million during the year ended December 31, 2018, primarily due to lower net foreign exchange losses of $0.1 million.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through private placements of equity securities, debt financing arrangements and sales of our products. As of December 31, 2020, we had cash and cash equivalents of $231.6 million, an accumulated deficit of $242.7 million, and $16.8 million outstanding under the CIBC Term Loan, net of debt discount.
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
In connection with the closing of the Oxford Agreement in August 2014, we also entered into a Success Fee Agreement, which requires us to pay up to $2.5 million (the Success Fee) in the event of a sale or other disposition by us of all or substantially all of our assets, a merger or consolidation or an initial public offering (a Liquidity Event), in each case before August 28, 2021. We borrowed a total of $15.0 million principal amount of term loans under the Oxford Agreement, which based on the formula in the Success Fee Agreement, obligated us to pay a Success Fee of $1.9 million on the closing of our IPO in October 2020.
In 2020, 2019 and 2018, we recorded interest expense on the term loan of $0.4 million, $1.7 million and $1.7 million, respectively.
We incurred fees and legal expenses of $0.1 million in connection with the Oxford Agreement and related Amendments, which were recorded as deferred financing costs and amortized to interest expense. We also paid $0.2 million in fees to Oxford which is reflected as a discount on the debt and was being accreted over the life of the term loan. In 2020, 2019 and 2018, we recorded interest expense related to deferred financing and debt issuance costs of less than $0.1 million, respectively.
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
Loan and Security Agreement with Boston Scientific Corp (BSC)
From May 2017 until January 2020, we were party to a Second Lien Loan and Security Agreement with Boston Scientific Corp (BSC Agreement), which provided us with the ability to borrow up to $30.0 million in term loans. The BSC Agreement included a fixed interest rate of 8.96% and included customary representations and warranties, restrictive covenants, events of default and other customary terms and conditions.
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
CIBC Term Loan
On February 20, 2020, we executed a Loan and Security Agreement with Canadian Imperial Bank of Commerce (CIBC), which we subsequently amended on April 17, 2020 and December 28, 2020 (as amended, the CIBC Agreement). The CIBC Agreement provided us with the ability to borrow up to $32.0 million in debt financing consisting of $17.0 million advanced at the closing of the agreement (Tranche A), with the option to draw up to an additional $8.0 million (Tranche B) on or before February 20, 2022 and an additional $7.0 million (Tranche C) on or before February 20, 2022. Tranche B is conditioned upon achieving a trailing six-month revenue of at least $15.0 million as of the date of any Tranche B Borrowing, and Tranche C is conditioned upon achieving a trailing six-month revenue of at least $20.0 million as of the date of any Tranche C borrowing. The availability of Tranche B and Tranche C is further conditioned upon the joining of Pulmonx International Sàrl to the CIBC Agreement and the execution by Pulmonx International Sàrl of Swiss-law collateral documentation in favor of CIBC.
The loan will mature on March 15, 2022. However, the loan’s maturity will automatically be extended to February 20, 2025 if we amend the 2020 Notes such that the 2020 Notes mature on May 21, 2025 or later or if all of the convertible notes are converted to preferred stock, in each case prior to March 1, 2022 and if no event of default exists under the CIBC Agreement. If the loan’s maturity is extended to 2025, equal monthly principal payments will begin after a 24-month interest only grace period. The interest only grace period can extend to 36 months if we achieve three-month trailing revenue of at least $20.0 million as of February 20, 2022.
The loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The Tranche C loan will bear interest at a floating rate equal to 1.5% above the Wall Street Journal Prime Rate at any time. The loan is collateralized by substantially all of our assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. We may prepay the loan, subject to certain requirements. The CIBC Agreement includes customary restrictive covenants, financial covenants, events of default and other customary terms and conditions. In December 2020, to address certain post-close covenants for which we were not in compliance, we entered into a Second Amendment to the CIBC Agreement that extended the compliance date for certain post-close covenants to June 30, 2021.
We paid $0.3 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method. During the year ended December 31, 2020, we recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of $0.1 million.
Interest expense on the CIBC Loan amounted $0.7 million during the year ended December 31, 2020.
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
The 2020 Notes include embedded derivatives that are required to be bifurcated from the 2020 Notes and accounted for separately as a single, compound embedded derivative instrument under ASC 815, Derivatives (2020 Notes derivative liability). We determined that the share settled redemption in the case of a financing or an IPO discussed above represents an embedded derivative that is not clearly and closely related to the debt host and have accounted for these settlement alternatives as separate embedded derivative liability. The fair value of the 2020 derivative liability of $3.9 million was recorded on the issuance date of the 2020 Notes resulting in a debt discount, which is reported as a direct deduction from the face amount of the 2020 Notes. The 2020 derivative liability is remeasured to its fair value at the end of each reporting period and any change in fair value is recognized in other income (expense), net in the statements of operations and comprehensive loss. The fair value of the 2020 derivative liability upon the effectiveness of the IPO was recognized in the consolidated statements of operations and comprehensive loss and the derivative liability was extinguished.
We incurred debt issuance costs of $0.1 million in connection with the 2020 Notes Agreement, which are reported on the balance sheet as a direct deduction from the face amount of the 2020 Notes.
Debt discount of $4.0 million is being amortized using the effective interest rate method over the term of the note and recorded as a non-cash interest expense.
During the year ended December 31, 2020, we recorded interest expense of $1.6 million on the 2020 Notes.
Our obligations with respect to the 2020 Notes are unsecured and subordinated to our obligations with respect to the CIBC Loan. The 2020 Notes include customary events of default.
Upon the closing of our IPO in October 2020, the 2020 Notes, including accrued interest thereon, automatically converted into 2,561,484 shares of our common stock at a conversion price of $13.20 per share.
Credit Agreement
In April 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement will bear no interest and is payable within 60 months after receipt of funds. As of December 31, 2020, Pulmonx International Sàrl did not make any repayment of credit agreement.
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
As of December 31, 2020, we had cash and cash equivalents of $231.6 million. Based on our current planned operations, we expect that our cash and cash equivalents will enable us to fund our operating expenses for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)		(in thousands)
Net cash (used in) provided by:
Operating activities	$(30,633)	$(20,765)	$(18,394)
Investing activities	12,694	(14,233)	200
Financing activities	234,831	45,619	12,114
Effect of exchange rate changes on cash and cash equivalents	133	22	154
Net increase (decrease) in cash, cash equivalents and restricted cash	$217,025	$10,643	$(5,926)
Cash Flows from Operating Activities
Net cash used in operating activities was $30.6 million for the year ended December 31, 2020. Cash used in operating activities was primarily a result of the net loss of $32.2 million, an increase in inventory of $5.0 million primarily due to higher inventory levels required to support projected increase in sales, an increase in prepaid and other current assets of $1.8 million, a decrease in income taxes payable of $0.2 million, a decrease in lease liabilities of $0.9 million, and a non-cash credit resulting from the change in the fair value of derivative liabilities of $3.2 million due to extinguishment of derivative liability upon IPO partially offset by a decrease in accounts receivable of $1.5 million, an increase in accrued liabilities of $1.0 million, an increase in accounts payable of $0.6 million, stock based compensation expense of $3.2 million, write-down of inventory due to obsolescence of $0.5 million, depreciation and amortization expense of $0.5 million, amortization of debt discount and debt issuance costs of $1.0 million, non-cash lease expense of $1.5 million and non-cash charges for write-off of deferred offering costs of $3.0 million as we withdrew our registration statement for our initial public offering in May 2020. The increase in prepaid expenses, accrued liabilities and accounts payable is primarily due to increases in inventory and expenses related to operating as a public company and timing of payments to our vendors.
Net cash used in operating activities was $20.8 million for the year ended December 31, 2019. Cash used in operating activities was primarily a result of the net loss of $20.7 million, an increase in accounts receivable of $2.5 million primarily due an increase in sales, an increase in inventory of $2.6 million primarily due to higher inventory levels required to support higher sales and projected increase in sales and an increase in prepaid and other current assets of $0.7 million partially offset by, an increase in accrued liabilities of $3.4 million, an increase in accounts payable of $0.5 million, a change in the fair value of the derivative liability of $0.5 million, depreciation and amortization expense of $0.4 million, stock-based compensation expense of $0.4 million and a write down of inventory due to obsolescence of $0.3 million. The increases in prepaid expenses and other current assets, accrued liabilities and accounts payable is primarily due to increases in inventory, an increase in manufacturing, selling, general and administrative expenses and timing of payments to our vendors.
Net cash used in operating activities was $18.4 million for the year ended December 31, 2018. Cash used in operating activities was primarily a result of the net loss of $18.5 million, an increase in accounts receivable of $0.3 million due to an increase in sales, an increase in inventory of $1.2 million to support projected increases in sales, a decrease in accounts payable of $0.6 million due to timing of payments to vendors, a decrease in deferred tax liability of $0.2 million, a decrease of $0.1 million in deferred rent liability partially offset by, an increase in accrued liabilities of $0.9 million due to timing of payments to vendors, change in the fair value of the derivative liability of $0.6 million, depreciation and amortization expense of $0.3 million, stock-based compensation expense of $0.4 million and write down of inventory due to obsolescence of $0.3 million.
Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2020 was $12.7 million primarily consisting of maturities of short-term investments of $13.6 million offset by purchased of property and equipment of $0.9 million.
Net cash used in investing activities in the year ended December 31, 2019 was $14.2 million primarily consisting of purchases of short-term marketable securities of $21.5 million and purchases of property and equipment of $0.7 million offset by maturities of investments of $7.9 million.
Net cash provided by investing activities in the year ended December 31, 2018 was $0.2 million primarily consisting of maturities of investments of $0.5 million, offset by the purchases of property and equipment of $0.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the year ended December 31, 2020 of $234.8 million primarily relates to net proceeds from our initial public offering of $201.4 million, proceeds of $17.3 million from borrowing under the CIBC Agreement and COVID-19 Credit Agreement, net of lender fees and costs, proceeds of $33.0 million from the issuance of 2020 Notes, net of lender fees and costs, proceeds of $2.3 million from the exercise of warrants for Series C-1 preferred stock, and $2.7 million proceeds from the exercise of stock options, partially offset by repayment of debt obligations of $17.2 million under the Oxford Agreement, payment of Success Fee of $1.9 million, payment of deferred offering costs of $2.5 million and payment of debt issuance cost of $0.2 million.
Net cash provided by financing activities in the year ended December 31, 2019 of $45.6 million primarily relates to proceeds of $6.0 million from the issuance of the convertible note to BSC, proceeds of $39.7 million from issuance of Series G-1 preferred stock, net of issuance costs and $0.5 million proceeds from the exercise of stock options offset by payment of deferred offering costs of $0.6 million.
Net cash provided by financing activities in the year ended December 31, 2018 of $12.1 million primarily relates to proceeds of $12.0 million from additional borrowings under the BSC Agreement and proceeds of $0.1 million from the exercise of stock options and preferred stock warrants.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period (in thousands)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Lease obligations(1)	$2,769	$7,453	$1,007	$—	$11,229
Long-term debt obligations(2)	723	17,146	564	—	18,433
	$3,492	$24,599	$1,571	$—	$29,662
_______________
(1)We lease our laboratory and office facilities in Redwood City, California, which expires in July 2025, and Neuchâtel, Switzerland, which can be cancelled with 12 months notice. In April 2020, we executed a sublease for another office facility in Redwood City, California for a three-year term commencing on June 1, 2020. The lease agreement provides for early termination if the Company or Sublandlord elects to terminate the lease, which may only occur on or after the expiration of the 18th full calendar month of the sublease term. The lease term for this lease is 18 months as it is not reasonably certain that we will not exercise early termination option. In September 2020, we amended a sublease agreement entered in April 2020, to include additional facility space in Redwood City, California for a four-year term. The sublease agreement can be extended for an additional twelve month period, at our option. The lease term for this lease is 4 years as it is not reasonably certain that we will exercise the renewal option. The amendment also changed the lease term of sublease agreement entered in April 2020, which was extended until May 31, 2024, but left the early termination clause unchanged.
(2)In February 2020, we received $17.0 million gross proceeds from the CIBC Loan. In April 2020, we received $33.0 million in gross proceeds from the issuance of the 2020 Notes. We have the option to draw up to an additional $33.0 million of 2020 Notes, provided that any such draw be for no less than $5.0 million on or prior to April 17, 2022. Upon the closing of our IPO in October 2020, the 2020 Notes, including accrued interest thereon, automatically converted into 2,561,484 shares of our common stock at a conversion price of $13.20 per share. In May 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement bears no interest and is payable within 60 months after receipt of funds.
We enter into contracts in the normal course of business with third-party contract organizations for pre-clinical studies and testing, manufacture and supply of our pre-clinical materials and providing other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses incurred during the reporting periods. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. For more detail on our critical accounting policies, refer to Note 2 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.
Revenue Recognition
Our revenue is generated from the sale of our products to distributors and hospitals in the U.S. and international markets. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of our products to our customers, either upon shipment of the product or delivery of the products to the customer under the terms and conditions agreed with the customer. We defer revenue relating to any remaining performance obligations by us to the customer after delivery, such as free products and free analysis services of patient scans to determine suitability of the patients for the treatment using the Zephyr Valves.
We identify performance obligations in contracts with customers, which may include our products and implied promises to provide free products and analysis services for patient scans. The transaction price is determined based on the amount expected to be entitled to in exchange for transferring the promised services or product to the customer. We are entitled to the total consideration for the products ordered by customers, net of early pay discounts, volume-based rebates and other transaction price adjustments. We exclude taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price. We accept product returns at our discretion or if the product is defective as manufactured. We elected to treat shipping and handling costs as a fulfillment cost and include them in the cost of goods sold as incurred.
Inventories
Inventories are valued at the lower of cost to purchase or manufacture the inventory or net realizable value. Cost is determined using the first-in, first-out method for all inventories. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We record write-downs of inventories which are obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Inventory write-downs are intended to reduce the carrying value of inventory to its net realizable value.
Research and Development
Research and development expenses consist of costs incurred to further our research and development activities and include compensation costs, stock-based compensation, engineering and research expenses, clinical trials and related expenses, regulatory expenses, manufacturing expenses incurred to build products for testing, allocated facilities costs, consulting fees and other expenses incurred to sustain our overall research and development programs. All research and development costs are expensed as incurred.
Clinical trial costs are a significant component of our research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. We accrue and expense costs of our clinical trial activities performed by third parties, including CROs and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. We determine these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services.
Preferred Stock
We record all shares of preferred stock at their respective fair values on the dates of issuance, net of issuance costs. Our preferred stock is recorded outside of permanent equity because while it is not mandatorily redeemable, in certain events considered not solely within our control, such as a merger, acquisition or sale of all or substantially all of our assets, each of which we refer to as a deemed liquidation event, our preferred stock will become redeemable at the option of the holders of at least a majority of the then outstanding such shares. We have not adjusted the carrying values of the preferred stock to its liquidation preference because a deemed liquidation event obligating us to pay the liquidation preferences to holders of shares of preferred stock is not probable. Subsequent adjustments to the carrying values to the liquidation preferences will be made only when it becomes probable that such a deemed liquidation event will occur.
Preferred Stock Warrants
We have issued freestanding warrants to purchase shares of preferred stock. We accounted for these warrants as a liability in our financial statements because the underlying instrument into which the warrants are exercisable contains deemed liquidation provisions that are outside our control. The warrants were recorded at fair value using an option pricing model based on an allocation of our aggregate value to the outstanding equity instruments, applying a discount to the warrant value for lack of marketability. The warrants were subject to remeasurement at each balance sheet date with any changes in fair value being recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. We continued to adjust the liability for changes in fair value until the exercise or expiration of the preferred stock warrants in February 2020 (see Note 9 to our consolidated financial statements) at which time the related final fair value of the warrant liability was reclassified to stockholders’ equity (deficit).
Derivative Instruments
In connection with the Oxford Agreement, we entered into the Success Fee Agreement. In the event of a sale or other disposition by the Company of all or substantially all of its assets, a merger or consolidation, or an initial public offering (a Liquidity Event), before the termination of the agreement on August 28, 2021, we are required to pay up to $2.5 million to Oxford Finance LLC. The Success Fee is equal to 6.25% of the term loan if the Liquidity Event occurs within 18 months of August 28, 2014, 8.75% if the Liquidity Event occurs after 18 months and within

3 years of August 28, 2014, and 12.50% if the Liquidity Event occurs after the third anniversary of August 28, 2014. As of December 31, 2019, the maximum amount of Success Fee subject to a potential payout was $1.9 million. This agreement has been identified as a freestanding derivative under ASC 815, Derivatives (“Success Fee”) and is remeasured to its fair value at the end of each reporting period and any change in fair value is recognized as change in other income (expense), net in the statements of operations and comprehensive loss (see Note 4 to our consolidated financial statements).
We valued the Success Fee derivative liability based on the Success Fee amount of $1.9 million and the probability and estimated timing of a Liquidity Event. On October 5, 2020, in connection with the IPO, we paid $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC.
The 2020 Notes include embedded derivatives that are required to be bifurcated from the 2020 Notes and accounted for separately as a single, compound embedded derivative instrument under ASC 815, Derivatives (2020 Notes derivative liability). We determined that the share settled redemption in the case of a financing or an IPO represents an embedded derivative that is not clearly and closely related to the debt host and have accounted for these settlement alternatives as separate embedded derivative liability. The fair value of the 2020 derivative liability of $3.9 million was recorded on the issuance date of the 2020 Notes resulting in a debt discount, which is reported as a direct deduction from the face amount of the 2020 Notes. The 2020 derivative liability is remeasured to its fair value at the end of each reporting period and any change in fair value is recognized in other income (expense), net in the statements of operations and comprehensive loss.
We valued the 2020 Notes derivative liability using the “with and without” methodology. The “with and without” methodology involves valuing the convertible note on an as is basis and then valuing the 2020 Notes without each individual embedded derivative. The difference between the value of the 2020 Notes with the embedded derivatives and the value without each individual embedded derivative equals the fair value of that embedded derivative. We used a Monte Carlo Simulation (“MCS”) to value the embedded derivatives. The first step of each simulation was to forecast our Series G-1 preferred stock price through the expiration of the 2020 Notes. In order to estimate the future share price of the Series G-1 preferred stock, we applied a “random walk” model based upon a Geometric Brownian Motion process with a constant drift.
The fair value of the 2020 Notes derivative liability was determined using the following assumptions:

April 17
2020
Risk-free interest rate	0.2%
Current Series G-1 convertible preferred stock value per share	$0.84
Series G-1 convertible preferred stock volatility	34.4%
Upon the closing of the IPO in October 2020, the 2020 Notes converted pursuant to a qualified initial public offering. As a result, we concluded that the 2020 Notes derivative had no value upon the closing of the IPO, because value of the notes with and without such derivative was the same.
Common Stock Valuation and Stock-Based Compensation
We recognize compensation costs related to stock options granted to employees and non-employees based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the optionee is required to provide service in exchange for the award, which is typically the vesting period. We account for forfeitures as they occur.
Estimates of the fair value of equity awards as of the grant date using valuation models such as the Black-Scholes option pricing model are affected by assumptions with a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately the amount of stock-based compensation expense recognized.

These inputs are subjective and generally require significant analysis and judgment to develop. Changes in the following assumptions can materially affect the estimate of the fair value of stock-based compensation:
•Expected Term.  The expected term is calculated using the simplified method, which is available where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the periods from grant until the mid-point for each of the tranches are averaged to provide an overall expected term.
•Expected Volatility.  The expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term for the options. In evaluating similarity, we considered factors such as stage of development, risk profile, enterprise value and position within the life sciences industry.
•Risk-free Interest Rate.  The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
•Dividend Rate.  We assumed the expected dividend to be zero as we have never paid dividends and have no current plans to do so.
Common Stock Valuation
Prior to the Company’s IPO, the estimated fair value of the common stock underlying our stock options and stock awards was determined at each grant date by our board of directors, with input from management. All options to purchase shares of our common stock are intended to be exercisable at a price per share not less than the per-share fair value of our common stock underlying those options on the date of grant.
In the absence of a public trading market for our common stock, on each grant date, we develop an estimate of the fair value of our common stock based on the information known to us on the date of grant, upon a review of any recent events and their potential impact on the estimated fair value per share of the common stock, and in part on contemporaneous input from an independent third-party valuation firm.
Our valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (Practice Aid).
The assumptions used to determine the estimated fair value of our common stock are based on numerous objective and subjective factors, combined with management judgment, including:
•external market conditions affecting the pharmaceutical and medical devices industry and trends within the industry;
•our stage of development and business strategy;
•the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock;
•the prices at which we sold shares of our convertible preferred stock;
•our financial condition and operating results, including our levels of available capital resources;

•the progress of our research and development efforts;
•equity market conditions affecting comparable public companies; and
•general U.S. market conditions and the lack of marketability of our common stock.
For our valuations performed in August 2019, we applied the market approach outlined in the Practice Aid to determine our enterprise value. Specifically, we used the guideline public company analysis, which relies on an analysis of publicly traded companies similar in industry or business model to us and uses these guideline companies to develop relevant market multiples and ratios. These multiples and ratios were then applied to our corresponding financial metrics.
For our valuations performed in November 2019 and April 2020, we applied a weighted combination of the market approach and the income approach outlined in the Practice Aid to determine our enterprise value. Under the market approach, we used the guideline public company analysis, guideline transactions analysis and an analysis based on a recent acquisition offer. For the guideline public company and guideline transactions analysis, we identified a group of comparable public companies and recent transactions within our industry. For the comparable companies, we estimated market multiples and ratios. These multiples and ratios were then applied to our corresponding financial metrics. When selecting comparable companies, consideration was given to industry similarity, their specific products offered, financial data availability and capital structure. The income approach incorporates the use of a discounted cash flow model in which our estimated future cash flows and our residual value beyond the forecast period are discounted using an appropriately risk-adjusted weighted average cost of capital. Our forecasts used in the discounted cash flow model are based in part on strategic plans and represent our estimates based on current and forecasted business and market conditions.
The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, we considered the following methods:
•Option Pricing Method. Under the option pricing method (OPM), shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.
•Probability-Weighted Expected Return Method. The probability-weighted expected return method is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.
We determined that the OPM method was the most appropriate method for allocating our enterprise value to determine the estimated fair value of our common stock. In determining the estimated fair value of our common stock, our board of directors also considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we applied discounts to reflect the lack of marketability of our common stock based on the weighted-average expected time to liquidity. The estimated fair value of our common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.
As of December 31, 2020, there was $14.8 million of unrecognized compensation costs related to non-vested common stock options, expected to be recognized over a weighted-average period of 2.28 years. Subsequent to December 31, 2020, we granted options for 8,600 shares of common stock and 6,300 restricted stock units to employees, subject to service-based vesting conditions, which vest over a weighted-average period of 4 years. The options have a weighted-average exercise price of $62.34 per share.
Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price.

Income Taxes
Our major tax jurisdictions are the United States and California, Switzerland and Neuchâtel, and Grand Cayman.
We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities arise due to differences between when assets or liabilities are recognized for tax purposes and when they are recognized for financial reporting purposes. Net operating losses and credit carryforwards are also deferred tax assets. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.
We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. All of our tax years will remain open for examination by the federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credits. We do not have any tax audits or other issues pending.
Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (Code), as defined in Section 382, and other similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
The 2017 Tax Cut and Jobs Act included the implementation of a modified territorial tax system, which has the effect of subjecting earnings of our foreign subsidiaries to U.S. taxation on Global Intangible Low-Taxed Income (GILTI). The FASB allows companies to adopt a policy election to account for the tax on GILTI under one of two methods: (i) account for the tax on GILTI as a component of tax expense in the period in which the tax is incurred (the period cost method) or (ii) account for the tax on GILTI in a company’s measurement of deferred taxes (the deferred method). We have elected to account for the tax on GILTI under the period cost method.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted in March 2020 did not provide an income tax benefit for us given our historical U.S. losses and a full valuation allowance against our net U.S. deferred tax assets.
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
Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $231.6 million as of December 31, 2020, which consist of cash and money market funds. We held cash in foreign banks of approximately $5.6 million at December 31, 2020 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $16.8 million under the CIBC Agreement with interest rate of 4.25% as of December 31, 2020. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 50.5%, 67.2% and 97.2% of our total revenue for the year ended December 31, 2020, 2019 and 2018, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the year ended December 31, 2020 by approximately $1.6 million and $1.1 million, respectively, with a net impact of $0.5 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pulmonx Corporation

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Pulmonx Corporation
Redwood City, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pulmonx Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases during 2019 due to the adoption of the Accounting Standards Codification Topic 842, “Leases.”
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2011.
San Jose, California
March 15, 2021

Pulmonx Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$231,561	$14,767
Restricted cash	231	—
Short-term marketable securities	—	13,580
Accounts receivable, net	4,228	5,511
Inventory	10,741	5,612
Prepaid expenses and other current assets	3,228	1,601
Total current assets	249,989	41,071
Property and equipment, net	1,474	902
Goodwill	2,333	2,333
Intangible assets, net	400	524
Deferred offering costs	—	1,563
Right of use assets	8,976	6,561
Other long-term assets	536	579
Total assets	$263,708	$53,533

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,472	$2,681
Accrued liabilities	8,651	9,463
Income taxes payable	94	233
Deferred revenue	71	173
Current lease liabilities	2,238	446
Derivative liability	—	1,165
Total current liabilities	12,526	14,161
Deferred tax liability	62	43
Long-term lease liabilities	7,618	6,403
Credit agreement	564	—
Term loan	16,804	14,965
Total liabilities	37,574	35,572
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value, no shares authorized as of December 31, 2020 and 177,985,811 shares authorized as of December 31, 2019; no shares issued and outstanding as of December 31, 2020 and 17,583,150 shares issued and outstanding as of December 31, 2019; liquidation value of $0 and $210,610 as of December 31, 2020 and December 31, 2019, respectively (Note 10)	—	205,339
Stockholders’ equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized as of December 31, 2020 and no shares authorized as of December 31, 2019; no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 200,000,000 shares and 240,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 35,693,753 and 2,100,203 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	36	2
Additional paid-in capital	467,147	21,750
Accumulated other comprehensive income	1,685	1,373
Accumulated deficit	(242,734)	(210,503)
Total stockholders’ equity (deficit)	226,134	(187,378)
Total liabilities, convertible preferred stock and stockholders’ equity	$263,708	$53,533
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue	$32,733	$32,595	$20,004
Cost of goods sold	11,531	10,181	7,718
Gross profit	21,202	22,414	12,286
Operating expenses
Research and development	7,460	6,049	6,991
Selling, general and administrative	46,074	34,203	20,347
Total operating expenses	53,534	40,252	27,338
Loss from operations	(32,332)	(17,838)	(15,052)
Interest income	213	432	21
Interest expense	(3,181)	(2,317)	(2,520)
Other income (expense), net	3,282	(617)	(916)
Net loss before tax	(32,018)	(20,340)	(18,467)
Income tax expense	213	363	12
Net loss	(32,231)	(20,703)	(18,479)
Other comprehensive income (loss)
Currency translation adjustment	318	34	126
Change in unrealized (losses) gains on marketable securities	(6)	6	—
Total other comprehensive income	312	40	126
Comprehensive loss	$(31,919)	$(20,663)	$(18,353)
Net loss per share attributable to common stockholders, basic and diluted	$(3.16)	$(11.66)	$(11.03)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	10,184,841	1,776,110	1,674,779
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 1, 2018	12,641,035	$140,452	1,701,293	$2	$20,718	$1,207	$(171,321)	$(149,394)
Issuance of Series C-1 convertible preferred stock upon exercise of warrants	7,884	83	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	18,153	—	31	—	—	31
Change in shares subject to repurchase	—	—	—	—	24	—	—	24
Stock-based compensation expense	—	—	—	—	366	—	—	366
Currency translation adjustment	—	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	—	(18,479)	(18,479)
Balances at December 31, 2018	12,648,919	140,535	1,719,446	2	21,139	1,333	(189,800)	(167,326)
Issuance of Series G-1 convertible preferred stock, net of issuance costs of $329	4,934,231	64,804	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	390,318	—	528	—	—	528
Change in shares subject to repurchase	—	—	—	—	(281)	—	—	(281)
Repurchase of early exercised common stock options	—	—	(9,147)	—	—	—	—	—
Common stock retired during the year for no consideration	—	—	(414)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	364	—	—	364
Currency translation adjustment	—	—	—	—	—	34	—	34
Change in unrealized gains on marketable securities	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(20,703)	(20,703)
Balances at December 31, 2019	17,583,150	205,339	2,100,203	2	21,750	1,373	(210,503)	(187,378)
Issuance of Series C-1 convertible preferred stock upon exercise of warrants	213,876	2,260	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(17,797,026)	(207,599)	17,797,026	18	207,581	—	—	207,599
Conversion of 2020 Notes into common stock	—	—	2,561,484	3	30,589	—	—	30,592
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discount of $17,108	—	—	11,500,000	11	201,381	—	—	201,392
Issuance of common stock upon exercise of stock options	—	—	1,745,040	2	2,703	—	—	2,705
Repurchase of early exercised common stock options	—	—	(10,000)	—	—	—	—	—
Change in shares subject to repurchase	—	—	—	—	(346)	—	—	(346)

Stock-based compensation expense	—	—	—	—	3,489	—	—	3,489
Currency translation adjustment	—	—	—	—	—	318	—	318
Change in unrealized losses on marketable securities	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(32,231)	(32,231)
Balances at December 31, 2020	—	$—	35,693,753	$36	$467,147	$1,685	$(242,734)	$226,134

The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(32,231)	$(20,703)	$(18,479)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,197	364	366
Change in fair value of convertible preferred stock warrant liability	—	(12)	12
Change in fair value of derivative liability	(3,190)	523	642
Allowance for doubtful accounts	(7)	(4)	(15)
Inventory write-downs	472	332	297
Depreciation and amortization expense	483	365	270
Amortization of debt discount and debt issuance costs	968	28	36
Write-off of deferred offering costs	3,030	—	—
Amortization of premiums and discounts on short-term marketable securities	(35)	(61)	—
Gain on extinguishment of convertible note	—	(32)	—
Non-cash lease expense	1,467	836	—
Net changes in operating assets and liabilities:
Accounts receivable	1,457	(2,524)	(262)
Inventory	(5,047)	(2,613)	(1,245)
Prepaid expenses and other current assets	(1,756)	(684)	21
Other assets	65	3	18
Accounts payable	592	524	(648)
Accrued liabilities	1,019	3,375	928
Income taxes payable	(155)	182	(34)
Deferred rent	—	—	(62)
Lease liabilities	(876)	(692)	—
Deferred tax liability	22	(5)	(200)
Deferred revenue	(108)	33	(39)
Net cash used in operating activities	(30,633)	(20,765)	(18,394)
Cash flows from investing activities
Purchases of investments	—	(21,450)	—
Maturities of investments	13,605	7,937	500
Purchases of property and equipment	(911)	(720)	(316)
Proceeds from sale of property and equipment	—	—	16
Net cash provided by (used in) investing activities	12,694	(14,233)	200
Cash flows from financing activities
Proceeds from borrowing under term loans, net of payment of lender fees and costs	17,291	—	—
Repayment of term loans	(17,248)	—	—
Payment of Success Fee	(1,875)	—	—
Proceeds from the issuance of convertible note, net of payment of lender fees and costs (includes $0, $6,000 and $12,000 from related party for the years ended December 31, 2020, 2019 and 2018, respectively)	32,950	6,000	12,000
Proceeds from Paycheck Protection Program loan	2,666	—	—
Repayment of Paycheck Protection Program loan	(2,666)	—	—
Debt issuance cost	(162)	—	—
Payments of deferred offering costs	(2,462)	(568)	—
Proceeds from issuance of Series G-1 convertible preferred stock, net of issuance costs of $329	—	39,671	—

Proceeds from exercise of warrants for Series C-1 convertible preferred stock	2,261	—	83
Proceeds from exercise of common stock options	2,705	528	31
Proceeds from initial public offering, net of offering costs	201,392	—	—
Payments for the repurchase of early exercised common stock options	(21)	(12)	—
Net cash provided by financing activities	234,831	45,619	12,114
Effect of exchange rate changes on cash and cash equivalents	133	22	154
Net (decrease) increase in cash and cash equivalents	217,025	10,643	(5,926)
Cash and cash equivalents at beginning of year	14,767	4,124	10,050
Cash, cash equivalents and restricted cash at end of year	$231,792	$14,767	$4,124
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$231,561	$14,767	$4,124
Restricted cash	231	—	—
Cash, cash equivalents and restricted cash in consolidated balance sheets	$231,792	$14,767	$4,124

Supplemental non-cash items:
Lapse (increase) in repurchase rights of common stock	$(346)	$(281)	$24
Purchases of property and equipment in accounts payable and accrued liabilities	$65	$47	$—
Accrued interest for convertible note	$—	$496	$738
Issuance of derivative instrument related to convertible notes	$3,900	$—	$—
Conversion of convertible note into Series G-1 convertible preferred stock	$—	$25,133	$—
Deferred offering costs in accrued liabilities and accounts payable	$—	$995	$—
Deposit for operating lease in accounts payable	$—	$231	$—
Operating lease right of use asset recorded on the adoption of ASC 842	$—	$1,181	$—
Operating lease right of use assets obtained in exchange for new lease liabilities	$3,935	$6,216	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$259	$196	$226
Cash paid for interest	$3,059	$1,396	$1,361
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
Initial Public Offering
On September 30, 2020, the Company’s registration statement on Form S-1 (File No. 333-248635) relating to its initial public offering (“IPO”) of common stock became effective. The IPO closed on October 5, 2020 at which time the Company issued 11,500,000 shares of its common stock at a price of $19.00 per share, which included the issuance of shares in connection with the exercise by the underwriters of their option to purchase up to 1,500,000 additional shares. The Company received an aggregate of $218.5 million gross proceeds, before underwriting discounts, commissions and offering costs, and approximately $201.4 million in net proceeds after deducting underwriting discounts and commissions and offering costs.
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $242.7 million as of December 31, 2020. During the years ended December 31, 2020, 2019 and 2018, the Company used $30.6 million, $20.8 million and $18.4 million of cash in its operating activities, respectively. As of December 31, 2020, the Company had cash and cash equivalents of $231.6 million. Historically, the Company’s activities have been financed through private placements of equity securities, debt and sale of common stock in the IPO.
The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these consolidated financial statements.
Impact of the COVID-19 Pandemic
The Company has been actively monitoring the novel coronavirus, or COVID-19, situation and its impact. In response to the pandemic, numerous state and local jurisdictions imposed “shelter-in-place” orders, quarantines and other restrictions. In the markets in which we operate, elective, specialty and other procedures and appointments have been suspended or canceled. In March 2020, the governor of California, where the Company’s headquarters are located, issued “stay at home” orders limiting non-essential activities, travel and business operations. Such orders or restrictions have resulted in reduced operations at the Company’s headquarters (including manufacturing facility),

Pulmonx Corporation
Notes to Consolidated Financial Statements

work stoppages, slowdowns and delays, travel restrictions and cancellation of events and have restricted the efforts of the Company’s sales representatives, thereby significantly and adversely impacting the Company’s operations. These orders and restrictions have significantly delayed and decreased the number of procedures performed using the Company’s products and otherwise adversely impacted sales and operations.
The Company’s consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. The COVID-19 pandemic has adversely impacted the Company’s business, financial condition and results of operations by decreasing and delaying substantially all procedures performed using the its products, and the Company expects the pandemic to continue to adversely impact its business, financial condition and results of operations for the foreseeable future.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”).
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
Significant estimates and assumptions include reserves and write-downs related to inventories, the recoverability of long term assets, valuation of equity instruments and equity-linked instruments, valuation of common stock, stock-based compensation, valuation of the convertible preferred stock warrant liability and derivative liabilities, intangible assets, goodwill, debt and related features, deferred tax assets and related valuation allowances and impact of contingencies.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The convertible preferred stock warrant liability and derivative liabilities were carried at fair value based on unobservable market inputs. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan and convertible note

Pulmonx Corporation
Notes to Consolidated Financial Statements

approximates their fair value. The fair value of marketable debt securities is estimated using Level 2 inputs based on their quoted market values (Note 4).
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which include money market funds.
Restricted Cash
Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for years ended December 31, 2020 consists of collateral for letters of credit issued in connection with the real estate lease in Redwood City, California.
Short-Term Marketable Securities
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After consideration of the Company’s risk versus reward objectives and liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, the Company classifies highly liquid securities with original maturities greater than three months at the time of purchase as short-term marketable securities on the balance sheet. These securities are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available for sale debt securities, if any, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. There were no short-term marketable securities as of December 31, 2020. The Company did not identify any of its short-term marketable securities as other-than-temporarily impaired as of December 31, 2019.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of December 31, 2020 and 2019, the Company also had cash on deposit with foreign banks of approximately $5.6 million and $5.2 million, respectively, that was not federally insured.
The Company earns revenue from the sale of its products to distributors and other customers such as hospitals. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the years ended December 31, 2020, 2019 and 2018. The Company’s accounts receivable are derived from revenue earned from distributors and customers. The Company performs ongoing credit evaluations of its customers’ and distributors’ financial condition and generally requires no collateral from its customers and distributors. At December 31, 2020 and 2019, no customer or distributor accounted for more than 10% of accounts receivable. For the years ended December 31, 2020, 2019 and 2018, no customer or distributor accounted for more than 10% of revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO, are capitalized and recorded on the balance sheet. As of December 31, 2019, $1.6 million of deferred offering costs were recorded on the consolidated balance sheet. During the year ended December 31, 2020, the Company wrote off deferred offering costs of $3.0 million as, in May 2020, the Company withdrew its registration statement that was filed with the SEC in February 2020. After the registration statement was withdrawn in May 2020, an additional $1.8 million in deferred offering costs were incurred related to the Company’s October IPO. In connection with the IPO, all deferred offering costs incurred after May 2020 were recorded as reduction of the gross proceeds from the IPO in the additional paid-in capital on the accompanying balance sheet as of December 31, 2020.
Accounts Receivable and Allowances
Accounts receivable are recorded at the amounts billed less estimated allowances for doubtful accounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. As of December 31, 2020 and December 31, 2019, accounts receivable is presented net of an allowance for doubtful accounts of $0 and less than $0.1 million, respectively.
Inventories
Inventories are valued at the lower of cost to purchase or manufacture the inventory or net realizable value. Cost is determined using the first-in, first-out method (“FIFO”) for all inventories. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company records write-downs of inventories which are obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Inventory write-downs reduce the carrying value of inventory to its net realizable value.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally between three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or useful economic life of the asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in operations in the period realized.
Impairment of Long-lived Assets
The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in a business combination. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below its carrying value.

Pulmonx Corporation
Notes to Consolidated Financial Statements

The Company tests goodwill for impairment at the reporting unit level (“Reporting Unit”). The Company has determined that it has only one operating segment and one Reporting Unit. The operating results are reviewed only on a consolidated basis to make decisions about resources to be allocated and assess performance. Prior to performing the impairment test, the Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the Reporting Unit was less than the carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the Reporting Unit is less than the carrying amount, then the Company would perform a quantitative impairment test. The quantitative impairment test involves comparing the fair value of the Reporting Unit to the carrying value. If the fair value of the Reporting Unit exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the Reporting Unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the Reporting Unit. Estimations and assumptions regarding the future performance and results of the Company’s operations, including estimates related to future sales growth, gross margin and operating expenses, and the fair value of the Company’s common stock are used in the impairment assessment. Circumstances that could reasonably be expected to negatively affect the key assumptions related to the impairment assessment include but are not limited to, (1) a significant adverse change in legal factors affecting our existing and future products or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) an adverse change in market conditions that are indicative of a decline in the fair value of the assets.
Intangible Assets
Intangible assets consist of developed technology and trademarks. Intangible assets were recorded at their fair values at the date of acquisition and are amortized using the straight-line method over a 15-year useful life (Note 5).
Leases
The Company leases its facilities and vehicles and meets the requirements to account for these leases as operating leases. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term. Where leases contain escalation clauses, rent abatements or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term.
Upon adoption of ASC 842, Leases, on January 1, 2019, the Company determined if an arrangement is a lease, or contains a lease, at inception. The asset component of the Company’s operating leases is recorded as right-of-use assets, and the liability component is recorded as current lease liabilities and long-term lease liabilities in the Company’s consolidated balance sheets. As of December 31, 2020 and 2019, the Company did not record any finance leases. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the estimated rate the Company would be required to pay for a fully collateralized borrowing equal to the total lease payments over the term of the lease, to determine the present value of future minimum lease payments. The ROU asset also includes any lease payments made to the lessor at or before the commencement date, minus lease incentives received, and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components. Variable lease payments are expenses as incurred.
Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Convertible Preferred Stock
The Company recorded all shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The convertible preferred stock was recorded outside of permanent equity because while it is not mandatorily redeemable, in certain events considered not solely within the Company’s control, such as a merger, acquisition or sale of all or substantially all of the Company’s assets (each, a “deemed liquidation event”), the convertible preferred stock would become redeemable at the option of the holders of at least a majority of the then outstanding such shares. The Company had not adjusted the carrying values of the convertible preferred stock to its liquidation preference because a deemed liquidation event obligating the Company to pay the liquidation preferences to holders of shares of convertible preferred stock was not probable. Subsequent adjustments to the carrying values to the liquidation preferences would be made only when it became probable that such a deemed liquidation event would occur. All outstanding shares of the convertible preferred stock converted into common stock upon effectiveness of the IPO.
Convertible Preferred Stock Warrants
The Company’s convertible preferred stock warrants required liability classification and accounting as the underlying convertible preferred stock was considered contingently redeemable and might obligate the Company to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event. The convertible preferred stock warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in the consolidated statements of operations and comprehensive loss. The Company continued to adjust the convertible preferred stock warrant liability for changes in fair value until the earlier of the exercise or expiration of the convertible preferred stock warrants, occurrence of a deemed liquidation event or conversion of convertible preferred stock into common stock.
If all outstanding shares of the series of convertible preferred stock for which the convertible preferred stock warrants were exercisable for were converted to shares of common stock or any other security, then thereafter (a) the convertible preferred stock warrants should become exercisable for such number of shares of common stock or such other security as was equal to the number of shares of common stock or such other security that each share of convertible preferred stock was converted into, multiplied by the number of shares subject to the convertible preferred stock warrants immediately prior to such conversion, and (b) the exercise price of the convertible preferred stock warrants should automatically be adjusted to equal to the number obtained by dividing (1) the aggregate exercise price for which the convertible preferred stock warrants were exercisable immediately prior to such conversion by (2) the number of shares of common stock or such other security for which the convertible preferred stock warrants were exercisable immediately after such conversion.
Revenue Recognition
The Company’s revenue is generated from the sale of its products to distributors and hospitals in the United States and international markets.
Under ASC 606, revenue is recognized when the customer obtains controls of promised goods or services, in an amount that reflects consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps as prescribed by ASC 606:
(i)identify the contract(s) with a customer;
(ii)identify the performance obligations in the contract;
(iii)determine the transaction price;
(iv)allocate the transaction price to the performance obligations in the contract; and

Pulmonx Corporation
Notes to Consolidated Financial Statements

(v)recognize revenue when (or as) the entity satisfies performance obligations.
A contract with a customer exists when (i) the Company enters into a legally enforceable contract with a customer that defines each party’s rights regarding the products or services to be transferred and identifies the payment terms related to these products or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for products or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company identifies performance obligations in contracts with customers, which may include its products and implied promises to provide free products and analysis services for patient scans. The transaction price is determined based on the amount expected to be entitled to in exchange for transferring the promised services or product to the customer. The Company is entitled to the total consideration for the products ordered by customers, net of early pay discounts, volume rebate adjustments and other transaction price adjustments. The Company’s payment terms to customers generally range from 30 to 60 days. Payment terms fall within the one-year guidance for the practical expedient which allows the Company to forgo adjustment of the promised amount of consideration for the effects of a significant financing component. The Company excludes taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price.
Assuming all other revenue recognition criteria are met, revenue is recognized when control of the Company’s products transfers to the customer. For sales where the Company’s sales representative hand delivers product directly to the hospital or medical center control transfers to the customer upon this delivery. For sales where products are shipped, control is transferred either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. For consignment sales, control is transferred when the products are used by the customer in procedures. The Company defers revenue relating to any remaining performance obligations by the Company to the customer after delivery, such as free products and free analysis services of patient scans to determine suitability of the patients for the treatment using the Company’s Zephyr Valves. As permitted under the practical expedient, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
The Company accepts product returns at its discretion or if the product is defective as manufactured. Historically, the actual product returns have been immaterial to the Company’s financial statements. The Company elected to treat shipping and handling costs as a fulfillment cost and include them in the cost of goods sold as incurred. In those cases where the Company bills shipping and handling costs to customers, it will classify the amounts billed within revenue.
The Company disaggregates its revenue by major geographic region, which has been disclosed in Note 13, “Segment Information”.
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.2 million as of December 31, 2020 and December 31, 2019. The deferred revenue as of December 31, 2018 was $0.1 million, which was recognized as revenue during the year ended December 31, 2019. The deferred revenue as of December 31, 2019 of $0.2 million, which was recognized as revenue during the year ended December 31, 2020.
Costs associated with product sales include commissions. The Company applies the practical expedient and recognizes commissions as expense when incurred because the expense is incurred at a point in time and the amortization period is less than one year. Commissions are recorded as selling expense.
Cost of Goods Sold
The Company manufactures certain products at its facility and purchases other products from third party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and subassemblies, third-party costs, manufacturing overhead costs, direct labor, reserves for excess, obsolete and non-sellable inventories as well as distribution-related expenses. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance,

Pulmonx Corporation
Notes to Consolidated Financial Statements

material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs.
Research and Development
Research and development expenses consist of compensation costs, stock-based compensation, engineering and research expenses, clinical trials and related expenses, regulatory expenses, manufacturing expenses incurred to build products for testing, allocated facilities costs, consulting fees and other expenses incurred to sustain the Company’s overall research and development programs. All research and development costs are expensed as incurred.
Clinical trial costs are a significant component of the Company’s research and development expenses. The Company has a history of contracting with third parties that perform various clinical trial activities on the Company’s behalf in the ongoing development of its product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. The Company accrues and expenses costs for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services.
Advertising Costs
The Company expenses the costs of advertising as incurred. Advertising expenses were $1.5 million, $0.6 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in the Cayman Islands and the Netherlands are the U.S. dollar. The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiary in Italy is the Euro. Accordingly, asset and liability accounts of Switzerland, Germany, Australia, the United Kingdom, Italy and Hong Kong operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss and was $0.3 million, less than $0.1 million and $0.1 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss and was $0.1 million, $(0.1) million and $(0.3) million during the years ended December 31, 2020, 2019 and 2018, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation arrangements with employees and non-employees in accordance with ASC 718, Compensation—Stock Compensation, using a fair-value based method. The Company determines the fair value of all stock options and ESPP awards on the date of grant using the Black-Scholes option pricing model. The Company’s determination of the fair value is impacted by its common stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected term that options will remain outstanding, expected common stock price volatility over the term of the

Pulmonx Corporation
Notes to Consolidated Financial Statements

option awards, risk-free interest rates and expected dividends. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.
The fair value of time-based awards is recognized over the period during which an option holder is required to provide services in exchange for the option award, known as the requisite service period, which is typically the vesting period using the straight-line method. The fair value of performance-based awards is recognized over the requisite service period using the graded vesting method. The Company accounts for forfeitures as they occur.
The Company issued stock options in exchange for the receipt of goods or services from non-employees. Costs for such equity instruments are measured at the fair value of the equity instruments issued on the measurement date as the Company believes that the fair value of the equity instrument is more reliably measured than the fair value of the services received. Up to December 31, 2018, the value of equity instruments issued to non-employees was determined on the earlier of the date on which there first existed a firm commitment for performance by the provider of goods and services or on the date performance is complete, using the Black-Scholes option pricing model. Therefore, the measurement of stock-based compensation issued to non-employees was subject to periodic adjustment as the underlying equity instruments vested. Stock-based compensation expense related to stock options granted to non-employees was recognized as the stock options are earned. Upon adoption of ASU 2018-07 for the periods after January 1, 2019, the Company accounts for shared-based awards granted to non-employees based on the fair value on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award.
Fair Value of Common Stock
Prior to the Company’s IPO, the fair value of the Company’s common stock was determined by the board of directors with assistance from management and external appraisers. Management’s approach to estimate the fair value of the Company’s common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Aid”). Management considered several factors to estimate enterprise value, including significant milestones that would generally contribute to increases in the value of the common stock. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price.
Income Taxes
The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the consolidated financial statements and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realized for the deferred tax assets.
The Company also follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded on the consolidated financial statements. It is the Company’s policy to include penalties and interest expense related to income taxes as part of the provision for income taxes.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
Comprehensive Loss
The Company is required to report all components of comprehensive loss, including net loss, in the financial statements in the period in which they are recognized. Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. The Company’s currency translation adjustment and unrealized gains and losses from marketable securities are the components of other comprehensive loss that are excluded from the reported net loss for all periods presented.
3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU amends the disclosure requirement in ASC 820, Fair Value Measurement, by adding, changing or removing certain disclosures. This ASU applies to all entities that are required under this guidance to provide disclosure about recurring or nonrecurring fair value measurements. The amendments require new disclosures related to: changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. In addition, there are certain changes in disclosure requirements in the existing guidance. For all entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-13 as of January 1, 2020 and the adoption had no material impact on the Company’s consolidated financial statements.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on the Company’s consolidated financial statements.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – Financial assets and liabilities held by the Company measured at fair value on a recurring basis include money market funds, short-term marketable securities, convertible preferred stock warrant liability and derivative liability.
Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis – The Company determines the fair value of long-lived assets held and used, such as intangible assets, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. As noted above, there have been no impairment charges recorded to date. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan and convertible note payable to related party approximates their fair value and is classified as a Level 2 liability.
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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,533	$—	$—	$10,533
Cash equivalents	10,533	—	—	10,533
Total financial assets	$10,533	$—	$—	$10,533
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2020.

Pulmonx Corporation
Notes to Consolidated Financial Statements

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,318	$—	$—	$6,318
Commercial paper	—	1,000	—	1,000
Cash equivalents	6,318	1,000	—	7,318
Corporate bonds	—	7,105	—	7,105
Commercial paper	—	6,475	—	6,475
Short-term marketable securities	—	13,580	—	13,580
Total financial assets	$6,318	$14,580	$—	$20,898
Liabilities:
Preferred stock warrant liability	$—	$—	$—	$—
Derivative liability	—	—	1,165	1,165
Total financial liabilities	$—	$—	$1,165	$1,165
The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate bonds	$7,103	$—	$2	$7,105
Commercial paper	7,471	—	4	7,475
Marketable securities	$14,574	$—	$6	$14,580
Amounts recognized on the consolidated balance sheet
Cash equivalents				$1,000
Short-term marketable securities				13,580
Marketable securities				$14,580
At December 31, 2019, accrued interest on marketable securities of $0.1 million was included in prepaid expenses and other current assets on the consolidated balance sheet.
The Company did not have marketable securities as of December 31, 2020.
The Company values the convertible preferred stock warrant liability (Note 9) using the Black-Scholes Merton option-pricing model. The expected term for these warrants is based on the remaining contractual life of these warrants. The expected volatility assumption was determined by examining the historical volatility for industry peers, as the Company does not have a trading history for its common stock. The risk-free interest rate assumption is based on U.S. Treasury investments whose term is consistent with the expected term of the warrants. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
The Company valued Success Fee derivative liability based on the Success Fee amount of $1.9 million and the probability and estimated timing of a liquidity event. The probability of occurrence of a Liquidity Event was estimated to be up to 65% before the expiration of the agreement as of December 31, 2019. Changes in the estimated probability may result in an increase or decrease in the fair value of the derivative liability. On October 5, 2020, the Success Fee derivative liability was settled upon the Company paying $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC.
The Company valued the 2020 Notes derivative liability using the “with and without” methodology. The “with and without” methodology involves valuing the convertible note on an as is basis and then valuing the 2020 Notes without each individual embedded derivative. The difference between the value of the 2020 Notes with the embedded derivatives and the value without each individual embedded derivative equals the fair value of that embedded derivative. In April 2020, the Company valued the embedded derivatives using a Monte Carlo Simulation (“MCS”). The first step of each simulation was to forecast the Company’s Series G-1 convertible preferred stock price through the expiration of the 2020 Notes. In order to estimate the future share price of the Series G-1 convertible preferred stock, the Company applied a “random walk” model based upon a Geometric Brownian Motion process with a constant drift.
The fair value of the 2020 Notes derivative liability was determined using the following assumptions:

April 17,
2020
Risk-free interest rate	0.2%
Current Series G-1 convertible preferred stock value per share	$0.84
Series G-1 convertible preferred stock volatility	34.4%

Pulmonx Corporation
Notes to Consolidated Financial Statements

Upon the closing of the IPO in October 2020, the 2020 Notes converted pursuant to a qualified initial public offering (Note 6). As a result, the Company concluded that the 2020 Notes derivative had no value upon the closing of the IPO, because value of the notes with and without the such derivative was the same.
The change in fair value of the convertible preferred stock warrant liability and derivative liabilities is summarized below (in thousands):

	Convertible Preferred Stock Warrant Liability	Success Fee Derivative Liability	2020 Notes Derivative Liability
Beginning fair value, January 1, 2018	$—	$—	$—
Change in fair value	12	642	—
Ending fair value, December 31, 2018	$12	$642	$—
Beginning fair value, January 1, 2019	12	642	—
Change in fair value	(12)	523	—
Ending fair value, December 31, 2019	$—	$1,165	$—
Beginning fair value, January 1, 2020	—	1,165	—
Fair value at inception	—	—	3,900
Change in fair value	—	710	(3,900)
Payment of Success Fee	—	(1,875)	—
Ending fair value, December 31, 2020	$—	$—	$—
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,
	2020	2019
Cash	$221,028	$7,449
Cash equivalents:
Money market funds	10,533	6,318
Commercial paper	—	1,000
Total cash and cash equivalents	$231,561	$14,767
Inventory
Inventory consists of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$3,342	$1,950
Work in process	227	180
Finished goods	7,172	3,482
Total inventory	$10,741	$5,612

Pulmonx Corporation
Notes to Consolidated Financial Statements

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid expenses	$381	$436
Prepaid insurance	2,131	12
VAT receivable	339	387
Other current assets	377	766
Total prepaid expenses and other current assets	$3,228	$1,601
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2020	2019
Machinery and equipment	$1,447	$1,269
Computer equipment and software	1,062	848
Furniture and fixtures	229	168
Leasehold improvements	57	57
Construction in progress	452	—
Total	3,247	2,342
Less: accumulated depreciation	(1,773)	(1,440)
Property and equipment, net	$1,474	$902
Depreciation expense for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $0.3 million, $0.2 million and $0.1 million, respectively.
Goodwill
Goodwill was $2.3 million as of December 31, 2020 and December 31, 2019 arising from the Company’s acquisition of Emphasys Medical, Inc, in March 2009. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill in 2020 and 2019. The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2020 and December 31, 2019 and determined that goodwill was not impaired.
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,299)	$359
Trademarks	191	(150)	41
Total intangible assets	$1,849	$(1,449)	$400

Pulmonx Corporation
Notes to Consolidated Financial Statements

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,188)	$470
Trademarks	191	(137)	54
Total intangible assets	$1,849	$(1,325)	$524
Amortization expense relating to the intangibles totaled $0.1 million during each of the years ended on December 31, 2020, 2019 and 2018.
Future amortization expense is as follows (in thousands):

Year Ending December 31,
2021	$123
2022	123
2023	123
2024	31
Total amortization expense	$400
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued employee bonuses	$2,374	$3,064
Accrued vacation	1,810	1,098
Other accrued personnel related expenses	1,368	705
Accrued professional fees	1,313	1,342
Accrued interest	—	1,708
Sales taxes, franchise tax and VAT	521	762
Liability for early exercise of stock options	629	304
Other	636	480
Total accrued liabilities	$8,651	$9,463
6.    Long Term Debt and Convertible Notes
Term Loan
Oxford Finance Loan
In August 2014, the Company entered into a Loan and Security Agreement with Oxford Finance LLC for up to $20.0 million in term loans. In 2014, the Company borrowed $15.0 million and had the ability to draw an additional $5.0 million conditioned upon the achievement of a revenue milestone. The period during which the Company could draw an additional $5.0 million ended on November 30, 2015 without the Company borrowing the additional $5.0 million. The term loan bore interest at 8.96% and had a five-year term. The first 36 months were interest only payments followed by 24 months of equal payments of principal and interest. A final payment of 8.50% of the term loan amount is due at maturity and is being accreted using the effective interest rate method. The term loan is collateralized by assets, including cash and cash equivalents, accounts receivable and property and equipment.

Pulmonx Corporation
Notes to Consolidated Financial Statements

In May 2017, the Company entered into a First Amendment to Loan and Security Agreement that extended the interest only period through June 2018 and included an additional fee of $0.1 million due upon maturity. The amendment was accounted for as a debt modification and no gain or loss is recognized in the Company’s financial statements.
In May 2018, the Company entered into Second and Third Amendments to Loan and Security Agreement that extended the interest only period through May 2019 and the maturity date to July 1, 2020. The amendment was accounted for as a debt modification and no gain or loss is recognized in the Company’s financial statements. The Company had the option to further extend the interest only period through March 2020 and the maturity date to May 1, 2021, provided that no event of default had occurred. The loan bears interest at an annual rate equal to the greater of (i) 8.71% and (ii) the sum of (a) the greater of the one month U.S. LIBOR rate on the last business day of the month that immediately precedes the month in which the interest will accrued and 1.85% plus (b) 6.86%. In May 2019, the Company elected to extend the interest only period of the term loan through March 2020 and the maturity date to May 2021. The incremental amendment fee, due at maturity, increased to $0.8 million from $0.4 million when the Company extended the interest only period through March 2020. As of February 20, 2020 (repayment date), December 31, 2019 and December 31, 2018, the term loan had an annual effective interest rate of 11.11% per year, 11.11% per year and 11.17% per year, respectively.
In connection with the original agreement in August 2014, the Company also entered into the Success Fee Agreement. In the event of a sale or other disposition by the Company of all or substantially all of its assets, a merger or consolidation, or an initial public offering (a “Liquidity Event”), before the termination of the agreement on August 28, 2021, the Company is required to pay up to $2.5 million (the “Success Fee”) to Oxford Finance LLC. The Success Fee is equal to 6.25% of the term loan if the Liquidity Event occurs within 18 months of August 28, 2014, 8.75% if the Liquidity Event occurs after 18 months and within 3 years of August 28, 2014, and 12.50% if the Liquidity Event occurs after the third anniversary of August 28, 2014. As of December 31, 2019, the maximum amount of Success Fee subject to a potential payout was $1.9 million. This agreement has been identified as a freestanding derivative under ASC 815, Derivatives (“Success Fee”) and is remeasured to its fair value at the end of each reporting period and any change in fair value is recognized as change in other income (expense), net in the statements of operations and comprehensive loss (Note 4). The fair value of the Success Fee derivative liability as of December 31, 2019 was $1.2 million. On October 5, 2020, in connection with the IPO, the Company paid $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC.
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
On February 20, 2020, the Company repaid its entire obligation under the term loan agreement with Oxford Finance LLC amounting to $17.3 million, including outstanding loan amount of $15.0 million, final payment of $1.3 million, amendment fees of $0.9 million and accrued interest of $0.1 million. The repayment of the obligation under the term loan agreement with Oxford Finance LLC was accounted as extinguishment and the Company recorded a loss on extinguishment of $0.4 million included in interest expense in the consolidated statements of operations and comprehensive loss.
The term loan consisted of the following (in thousands):

	December 31,
	2020	2019
Term loan	$—	$15,000
Less: debt issuance costs	—	(27)
Less: deferred financing costs	—	(8)
Term loan	$—	$14,965

Pulmonx Corporation
Notes to Consolidated Financial Statements

The Company incurred fees and legal expenses of $0.1 million in connection with the Agreement and Amendments, which are recorded as deferred financing costs and amortized to interest expense. The Company also paid $0.2 million in fees to the lender which is reflected as a discount on the debt and is being accreted over the life of the term loan. In 2020, 2019 and 2018, the Company recorded interest expense related to deferred financing and debt issuance costs of less than $0.1 million.
Interest expense on the term loan amounted to $0.4 million, $1.7 million and $1.7 million during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.
CIBC Loan
On February 20, 2020, the Company executed a Loan and Security Agreement (the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”) to raise up to $32.0 million in debt financing (“CIBC Loan”) consisting of $17.0 million advanced at the closing of the agreement (Tranche A), with the option to drawing up to an additional $8.0 million (Tranche B) on or before February 20, 2022. The term loan also provided for an additional financing tranche (Tranche C) of up to $7.0 million on or prior to February 20, 2022, which was conditioned upon achieving a trailing six-month revenue of at least $20.0 million as of the date of any Tranche C borrowing. The availability of Tranche B and Tranche C is further conditioned upon the joining of Pulmonx International Sàrl to the CIBC Agreement and the execution by Pulmonx International Sàrl of Swiss-law collateral documentation in favor of CIBC. The CIBC Loan originally had a five-year term maturing on February 20, 2025, which included 24 months of interest only payments followed by 36 months of equal payments of principal and interest. The interest only period can be extended to 36 months if the Company achieves three-month trailing revenue of at least $20.0 million as of February 20, 2022. The CIBC Loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The Tranche C loan will bear interest at a floating rate equal to 1.5% above the Wall Street Journal Prime Rate at any time. The CIBC Loan is collateralized by substantially all of the Company’s assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. The Company may prepay the loan, subject to certain requirements. The CIBC Agreement includes customary restrictive covenants, financial covenants, events of default and other customary terms and conditions.
In April 2020, the Company entered into a First Amendment to CIBC Agreement that changed the maturity date to March 15, 2022, which shall be automatically extended to February 20, 2025 if the maturity of all outstanding convertible notes (see below) is extended to a date no earlier than May 21, 2025 or all convertible notes have been converted into convertible preferred stock of the Company. The Company paid to CIBC an amendment fee of $0.2 million. The Tranche B drawing was amended and is conditioned to achieving a trailing six-month revenue of at least $15.0 million as of the date of any Tranche B borrowing. On the date of drawing Tranche B Loan or Tranche C Loan, the Company will pay a structuring fee in an amount equal to 1.0% of the amount of Tranche B Loan or Tranche C Loan. The amendment was accounted for as a debt modification and no gain or loss was recognized. As of December 31, 2020, the CIBC Loan had an annual effective interest rate of 5.16% per year.
In December 2020, to address certain post-close covenants for which the Company was not in compliance, the Company entered into a Second Amendment to the CIBC Agreement that extended the compliance date for certain post-close covenants to June 30, 2021.
The financial covenants in the CIBC Agreement require the Company to have revenue for the trailing three-month period ending on March 31, 2021, and the last day of each June, September, December and March thereafter of not less than the greater of (i) the amount equal to 80% of the revenue for the trailing three-month period ending on such day, as set forth in the annual projections delivered to the CIBC, and approved by CIBC, and (ii) the revenue for the trailing three-month period ending on the last day of the month for which this covenant had most recently been tested prior to such day. Further, the Company on and at all times after April 17, 2020, maintain unrestricted cash in an aggregate amount equal to or greater than the Adjusted EBITDA loss as defined in the CIBC Agreement for the four-month period ending on any date of determination. As of December 31, 2020, the Company was in compliance with all the covenants contained in the CIBC Agreement.
The CIBC Loan as of December 31, 2020, consisted of the following (in thousands):

Pulmonx Corporation
Notes to Consolidated Financial Statements

December 31,
2020
Term loan	$17,000
Less: debt issuance costs	(196)
Term loan	$16,804
The Company paid $0.3 million fees to the lender and third parties, including the amendment fee of $0.2 million, which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method. During the year ended December 31, 2020, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of $0.1 million.
Interest expense on the CIBC Loan amounted $0.7 million during the year ended December 31, 2020.
Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly-owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement will bear no interest and is payable within 60 months after receipt of funds. As of December 31, 2020, Pulmonx International Sàrl did not make any repayment of credit agreement.
Paycheck Protection Program
On April 16, 2020, the Company received $2.7 million in support from the Paycheck Protection Program (the “PPP”) established by the U.S. federal government as part of the CARES Act for the PPP. Because the U.S. government subsequently changed its position and guidelines related to the PPP and publicly traded companies, the Company repaid the loan on May 1, 2020.
Convertible Note
In May 2017, the Company entered into a Second Lien Loan and Security Agreement with Boston Scientific Corporation, an investor, for up to $30.0 million in term loans. The loans under this agreement are subordinated to the term loan with Oxford Finance LLC and are also collateralized by assets, including cash and cash equivalents, accounts receivable and property and equipment. Under the Agreement, Boston Scientific Corporation agreed to make one or more term loans to the Company during the period beginning in May 2017 and ending on May 13, 2022, the maturity date (the “Term Loans”). The principal amount outstanding under the Term Loans drawn prior to June 30, 2018 accrued no interest from the date of such Term Loan through and including June 30, 2018. Beginning on July 1, 2018, all Term Loans accrued interest at a fixed rate of 8.96%. Interest accrues until such Term Loan is converted to stock or paid in full. Each Term Loan is evidenced by a separate Secured Convertible Promissory Note and is repayable, convertible and exchangeable.
If the Company completes any Qualified Equity or Debt Financing or any Change of Control, Liquidation or Prepayment Conversion occurs, outstanding principal and accrued interest on the loans are convertible at Boston Scientific Corporation’s option into shares of either (1) the Series F-1 convertible preferred stock or, if the shares of Series F-1 convertible preferred stock are not the most senior series of preferred stock of the Company then issued and outstanding (2) the most senior series of preferred stock of the Company then issued and outstanding (“Conversion Stock”). The Conversion Stock Per Share Price is defined as (A) with respect to a Qualified Equity Financing, the lowest price per share of Conversion Stock paid by any investor in such Qualified Equity Financing, (B) with respect to a Change of Control or Liquidation, the total amount distributed, paid or to be paid to the stockholders of the Company on account of the stock held by them in connection with such Change of Control or Liquidation, divided by the fully-diluted share count of the Company on the Conversion Date or (C) with respect to

Pulmonx Corporation
Notes to Consolidated Financial Statements

a Prepayment Conversion, $230,000,000 divided by the fully-diluted share count of the Company on the Conversion Date.
Subject to Boston Scientific Corporation’s conversion rights, the Company had the option to prepay all of the Term Loans, at any time.
In conjunction with the Second Lien Loan and Security Agreement, the Company and Boston Scientific entered into a No Shop Agreement such that from the date of execution of the agreement through the earlier of the Company’s submission of the final module of its Premarket Approval application to the FDA and March 31, 2018, the Company would not sign a term sheet or engage in discussions to sell the Company. In addition, Boston Scientific’s Right of First Negotiation, originally received as part of the Preferred Series F-1 financing, was amended to shorten the period it has to exercise its Right of First Negotiation from 10 to 5 business days, and to shorten the Exclusive Negotiation Period from 75 to 45 days with respect to the initial notice from the Company that it intends to pursue a change in control or IPO. For subsequent notices from the Company, Boston Scientific has 10 days to exercise its right of first negotiation, and 75 days to enter into definitive agreements for a change in control transaction.
The Company borrowed $6.0 million in 2017, $12.0 million in 2018 and $6.0 million in January 2019 under the Second Lien Loan and Security Agreement with Boston Scientific Corporation.
In April 2019, all the Term Loans and accrued interest of $25.1 million under the agreement converted into 1,903,935 shares of Series G-1 convertible preferred stock at a price of $13.2 per share at the option of Boston Scientific Corporation upon the occurrence of Series G-1 convertible preferred stock financing, which met the definition of Qualified Equity Financing in the Second Lien Loan and Security Agreement (Note 10). This conversion was accounted as debt extinguishment and the Company recognized less than $0.1 million extinguishment gain upon such conversion.
The Company incurred fees and legal expenses of $0.1 million in connection with the Agreement, which are reported on the balance sheet as a direct deduction from the face amount of the convertible note. Amortization of the issuance costs are calculated using the effective interest rate method over the term of the note and recorded as a non-cash interest expense. In 2018, the Company accrued interest expense of $0.8 million, which was included in convertible notes at December 31, 2018. As of December 31, 2018, the Term Loans had an annual effective interest rate of 7.47% per year.
The Second Lien Loan and Security Agreement contains customary affirmative and negative covenants and events of default. As of December 31, 2019 and December 31, 2018, the Company was in compliance with all the covenants contained in the Second Lien Loan and Security Agreement.
In January 2020, the Company terminated the Second Lien Loan and Security Agreement.
2020 Notes
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
In the event that the Company issued and sold shares of its convertible preferred stock to investors with total proceeds of not less than $30.0 million (excluding the conversion of the 2020 Notes or other convertible securities issued for capital raising purposes) (a “Qualified Financing”), then the outstanding principal amount of the 2020

Pulmonx Corporation
Notes to Consolidated Financial Statements

Notes and any unpaid accrued interest should automatically convert into the same class and series of convertible preferred stock sold in the Qualified Financing at a conversion price equal to the lesser of (i) the price per share paid for preferred stock in the Qualified Financing multiplied by either 85% if the conversion took place within 18 months of the Initial Closing, or 80% otherwise, and (ii) $13.20 per share.
In the event the Company sold shares of convertible preferred stock in a transaction that did not constitute a Qualified Financing (a “Non-Qualified Financing”), then the Majority Holders would have the option to treat such Non-Qualified Financing as a Qualified Financing; provided, that, the Majority Holders might not elect to convert the 2020 Notes held by any Significant Holder in the Non-Qualified Financing without such Significant Holder’s consent unless such Non-Qualified Financing (a) was led by an investor who was not currently a stockholder of the Company and (ii) raised at least $10.0 million in total proceeds from investors who were not currently stockholders of the Company. A Significant Holder was a holder of the 2020 Notes equal to or greater than $20 million. If there was an event of default, then the conversion of the 2020 Notes would be at a conversion price equal to the lesser of:
a.the price per share paid for convertible preferred stock by the Investors in the Non-Qualified Financing multiplied by 75% , and
b.the Series G-1 convertible preferred stock conversion price of $13.20 per share multiplied by 75%.
Upon an initial public offering which resulted in net proceeds of not less than $30.0 million (a “Qualified IPO”), the outstanding 2020 Notes and any unpaid accrued interest should automatically convert in whole into shares of the Company’s common stock at a conversion price equal to the lesser of (i) price per share paid for common stock in the Qualified IPO multiplied by either 85% if the conversion took place within 18 months of the Initial Closing, or 80% otherwise, and (ii) $13.20 per share.
Upon an initial public offering that did not constitute a Qualified IPO (a “Non-Qualified IPO”), the Majority Holders should have the option to treat such Non-Qualified IPO as a Qualified IPO; provided that if there was an event of default, conversion of the 2020 Notes would be at a conversion price equal to the lesser of:
a.the price per share paid for common stock in the Non-Qualified IPO multiplied by 75%, and
b.the Series G- 1 convertible preferred stock conversion price of $13.20 per share multiplied by 75%.
At any other time upon the election of the Majority Holders or a Significant Holder, the outstanding principal amount of the 2020 Notes and any unpaid accrued interest would convert in whole into the Company’s Series G-1 convertible preferred stock at the Series G-1 convertible preferred stock conversion price of $13.20 per share. If there was an event of default prior to selection of such option, the 2020 Notes would be converted at a conversion price equal to the Series G-1 convertible preferred stock conversion price of $13.20 per share multiplied by 75%.
Upon any event of default, the Majority Holders could, at written notice to the Company, declare the principal and unpaid accrued interest under the 2020 Notes immediately due and payable.
The 2020 Notes included embedded derivatives that are required to be bifurcated from the 2020 Notes and accounted for separately as a single, compound embedded derivative instrument under ASC 815, Derivatives (“2020 Notes derivative liability”). The Company determined that the share settled redemption in the case of a financing or an IPO discussed above represented an embedded derivative that was not clearly and closely related to the debt host and had accounted for these settlement alternatives as separate embedded derivative liability. The fair value of the 2020 derivative liability of $3.9 million was recorded on the issuance date of the 2020 Notes resulting in a debt discount, which was reported as a direct deduction from the face amount of the 2020 Notes. The 2020 derivative liability was remeasured to its fair value at the end of each reporting period and any change in fair value was recognized in other income (expense), net in the statements of operations and comprehensive loss (Note 4). The change in fair value of $3.9 million during the year ended December 31, 2020 was recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. Upon the closing of the IPO in October 2020, the 2020 Notes converted pursuant to a qualified initial public offering. As a

Pulmonx Corporation
Notes to Consolidated Financial Statements

result, the Company concluded that the 2020 Notes derivative had no value upon the closing of the IPO, because value of the notes with and without the such derivative was the same.
At December 31, 2020, the Company retained the ability to draw up to an additional $33.0 million under the 2020 Notes Agreement until the maturity date in April 2022. The Company’s obligations with respect to the 2020 Notes are unsecured and subordinated to its obligations with respect to the CIBC Loan. The 2020 Notes have customary events of default.
The Company incurred debt issuance costs of $0.1 million in connection with the 2020 Notes Agreement, which were reported on the balance sheet as a direct deduction from the face amount of the 2020 Notes.
During the year ended December 31, 2020, the Company recorded interest expense of $1.6 million on the 2020 Notes, consisting of $0.8 million of contractual interest expense and $0.8 million amortization of debt discount and debt issuance costs. Before the conversion upon the IPO, the 2020 Notes had an annual effective interest rate of 12.33% per year.
In connection with the closing of the IPO, the $33.0 million aggregate outstanding principal amount and $0.8 million accrued interest of the 2020 Notes converted into 2,561,484 shares of common stock at a conversion price of $13.20 per share.
Contractual Maturities of Financing Obligations
As of December 31, 2020, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

2021	723
2022	17,146
2023	—
2024	—
2025	564
Total	18,433
Less: unamortized debt discount	(196)
Less: interest	(869)
Term loan, convertible notes, and credit agreement	$17,368

7.    Leases, Commitments and Contingencies
The Company has a lease for its headquarters location in Redwood City, California. In October 2019, the Company renewed its lease for the headquarters location in Redwood City, California for an additional five years commencing in August 2020 and expiring in July 2025. The monthly base rent during the renewed term is $0.1 million and is subject to an annual increase of 3.5%. The Company is responsible for its share of real estate taxes, common area maintenance and management fees. The Company is eligible to receive a tenant improvement allowance of $0.2 million on commencement of the renewal term in August 2020.
During 2013, the Company entered into a five-year lease for office facilities in Switzerland. The Company had an option to extend the lease through January 2022, which was not exercised by the Company. Per the lease terms, in the event the option to extend is not exercised, the lease remains in force and can be terminated with a 12-month’s notice.

Pulmonx Corporation
Notes to Consolidated Financial Statements

In April 2020, the Company executed a sublease for another office facility in Redwood City, California for a three-year term commencing on June 1, 2020. The lease agreement provides for early termination if the Company or Sublandlord elects to terminate the lease by providing the other party at least 180 days prior written notice. The early termination may only occur on or after the expiration of the 18th full calendar month of the sublease term. The lease term for this lease is 18 months as the possible exercise of the early termination option by the Sublandlord is not within the Company’s control. The monthly base rent during the term is less than $0.1 million and is subject to an annual increase of 3.5%. The Company is responsible for its share of real estate taxes, common area maintenance and management fees.
In September 2020, the Company amended a sublease agreement entered in April 2020, to include additional facility space in Redwood City, California for a four-year term. The amendment was accounted as a separate sublease agreement. The sublease agreement contains a rent free period through February 14, 2021, after which rent is approximately $0.1 million per month and is subject to an annual increase of 3.5%. The Company is responsible for its share of real estate taxes, common area maintenance and management fees. The Company is eligible to receive a tenant improvement allowance of $0.6 million to fund facility enhancements. The sublease agreement can be extended for an additional twelve month period, at the Company’s option. The lease term for this lease is 4 years as it is not reasonably certain that the Company will exercise the renewal option. The amendment also changed the lease term of sublease agreement entered in April 2020, which was extended until May 31, 2024, but left the early termination clause unchanged.
The Company has leases on two vehicle leases with lease terms ranging from 2 to 4 years.
Rent expense for the year ended December 31, 2018 under ASC 840 was $1.0 million.
Operating lease cost consists of the following (in thousands):

	Years Ended December 31,
	2020	2019
Operating lease cost	$2,078	$1,037
Short-term lease cost	12	13
Variable lease cost	337	234
Total lease cost	$2,427	$1,284

Pulmonx Corporation
Notes to Consolidated Financial Statements

The following table summarizes a maturity analysis of our lease liabilities showing the aggregate lease payments as of December 31, 2020 (in thousands):

2021	$2,769
2022	2,069
2023	2,795
2024	2,589
2025	1,007
Total minimum lease payments	11,229
Less: Amount of lease payments representing interest	1,373
Present value of future minimum lease payments	$9,856
Less: Current lease liabilities	$2,238
Long-term lease liabilities	$7,618
The following table summarizes balance sheet and other information related to our operating leases as (in thousands, except weighted average data):

	December 31,
	2020	2019
Right of use asset	$8,976	$6,561
Weighted average remaining lease term (years)	4.13	5.54
Weighted average discount rate (percent)	6.1	7.0
The following table summarizes other supplemental information related to our operating leases (in thousands):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$1,494	$893
Right-of-use assets obtained in exchange for lease liabilities	$3,935	$7,316
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

8.    Income Taxes
Income before the provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Domestic	$(28,029)	$(17,142)	$(12,527)
Foreign	(3,989)	(3,198)	(5,940)
Total loss before provision for taxes	$(32,018)	$(20,340)	$(18,467)
The components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	9	10	2
Foreign	185	358	207
Total current expense	194	368	209

Deferred:
Federal	6	7	(222)
State	6	27	4
Foreign	7	(39)	21
Total deferred expense	19	(5)	(197)
Total income tax expense	$213	$363	$12
The reconciliation between the federal statutory rate and the Company’s effective tax rate is summarized below:

	Years Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	10.2%	2.7%	1.0%
Foreign earnings at different rates	(3.9)%	(4.8)%	(8.0)%
Tax credits	0.6%	0.6%	0.9%
Permanent differences	(0.3)%	(0.4)%	(0.3)%
Prior year true-up	0.3%	0.0%	(2.9)%
Change in valuation allowance	(40.5)%	(20.9)%	10.7%
Expiration of net operating loss carryforwards and credits	0.0%	0.0%	(22.5)%
Entity restructuring	11.9%	0.0%	0.0%
Effective tax rate	(0.7)%	(1.8)%	(0.1)%
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as operating losses and

Pulmonx Corporation
Notes to Consolidated Financial Statements

tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	December 31,
	2020	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$30,400	$22,500	$19,519
Tax credit carryforwards	5,240	4,896	4,659
Other	6,675	1,926	850
Gross deferred tax assets	42,315	29,322	25,028
Less: valuation allowance	(41,922)	(28,953)	(24,736)
Deferred tax assets	393	369	292
Deferred tax liabilities:
Depreciation	(27)	(23)	(17)
Goodwill	(428)	(389)	(323)
Net deferred tax liabilities	$(62)	$(43)	$(48)
The Company has established a full valuation allowance against its U.S. net deferred tax assets due to the uncertainty surrounding the realization of such assets. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the U.S. net deferred tax assets have been fully offset by a valuation allowance of $41.9 million as of December 31, 2020. The valuation allowance increased by $13.0 million and $4.2 million and decreased by $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, the Company had total net operating loss carryforwards for federal income tax purposes of approximately $122.5 million. If not utilized, these net federal operating loss carryforwards will begin to expire at the end of the year. For tax years in January 1, 2018 onwards, any federal net operating losses generated will be allowable for carry forward indefinitely, as opposed to the original expiration of 20 years. As of December 31, 2020, the Company had $50.5 million of federal net operating losses that can be carryforward indefinitely. The Company also had a state net operating loss carryforward of approximately $90.3 million which will expire beginning in the year 2021.
The Company also had federal and state research and development (“R&D”) tax credit carryforwards of approximately $2.8 million and $4.2 million, respectively. The federal tax R&D credit carryforwards will expire beginning in 2030 while the state tax R&D credit carryforwards have no expiration date.
Utilization of the net operating loss carryforwards and R&D tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code, as defined in Section 382, and other similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. During the year ended December 31, 2018, the Company completed a formal 382 study for which the Company wrote off deferred tax assets for NOLs and credits of $3.1 million and $1.2 million, respectively. Since the Company had a full valuation allowance on these assets, there was no material impact to the tax provision. The Company completed another section 382 study for the year ended December 31, 2020 for which the Company had a change in ownership. No additional NOLs or credits will expire unused due to the 2020 annual limitation.
Annually, the Company determines whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities in considering whether any tax benefit can be recorded in the consolidated financial statements. As of December 31, 2020, the Company had unrecognized tax benefits of approximately $8.2 million, none of which will affect the tax rate if recognized. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next 12 months.

Pulmonx Corporation
Notes to Consolidated Financial Statements

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

Balance at December 31, 2017	$1,070
Additions for tax positions related to current year	57
Reductions for tax positions related to prior year	(185)
Balance at December 31, 2018	$942
Additions for tax positions related to current year	47
Additions for tax positions related to prior year	—
Balance at December 31, 2019	$989
Additions for tax positions related to current year	7,259
Additions for tax positions related to prior year	—
Balance at December 31, 2020	$8,248
It is the Company’s policy to include penalties and interest expense related to income taxes as part of the provision for income taxes.
The Company’s major tax jurisdictions are the United States and California, Switzerland and Neuchâtel, and Grand Cayman. All of the Company’s tax years will remain open for examination by the federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or R&D Credits. The Company does not have any tax audits or other issues pending.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property.
There were no impacts in the current year as a result of the CARES Act. The Company will continue to examine the elements of the CARES Act for any impact they may have on the Company’s future business
9.    Warrants for Convertible Preferred Stock
A summary of the outstanding convertible preferred stock warrants is as follows (in thousands, except per share and share amounts):

		December 31, 2019
	Exercise Price Per share	Shares	Fair Value of Liability	Expiration Date
Series C-1 convertible preferred stock warrants	$10.57	215,291	$—	February 9, 2020
Series C-1 Convertible Preferred Stock Warrants
In February 2018, warrants to purchase 7,884 shares of Series C-1 convertible preferred stock were exercised at an exercise price of $10.57 per share, yielding $0.1 million. Pursuant to the February 2018 warrant amendment, shares issuable upon exercise of the warrants decreased from 430,588 to 215,291.
The Company revalued the remaining warrants at December 31, 2019 and December 31, 2018, and recorded income of less than $0.1 million and expense of less than $0.1 million, respectively, in change in other income (expense), net in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018, respectively.

Pulmonx Corporation
Notes to Consolidated Financial Statements

In January and February 2020, warrants to purchase 213,876 shares of Series C-1 convertible preferred stock were exercised at an exercise price of $10.57 per share, yielding $2.3 million cash proceeds and warrants to purchase 1,415 shares of Series C-1 convertible preferred stock warrants expired.
10.    Convertible Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue 0 shares of convertible preferred stock.
In April 2019, the Company issued 3,030,296 shares of Series G-1 convertible preferred stock at a price of $13.20 per share for cash proceeds of approximately $40.0 million. Additionally, the Company issued 1,903,935 shares of Series G-1 convertible preferred stock at a price of $13.20 per share upon the conversion of $25.1 million of convertible promissory notes and accrued interest with Boston Scientific Corporation (Note 6).
Upon the closing of the IPO in October 2020, all outstanding shares of the convertible preferred stock converted into 17,797,026 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There was no issued and outstanding convertible preferred stock as of December 31, 2020.
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
Liquidation
In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series G-1 convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of the assets of the Corporation or any such consideration to the holders of Series A-1, Series B-1, Series C-1, Series D-1, Series E-1 and Series F-1 convertible preferred stock or the holders of common stock, an amount

Pulmonx Corporation
Notes to Consolidated Financial Statements

equal to $13.20 per share (as adjusted for stock splits, stock dividends, reclassification and similar events) plus any declared but unpaid dividends. If upon the occurrence of such event, the assets and funds available are insufficient to permit the payment to the Series G-1 convertible preferred stockholders of the full preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of Series G-1 convertible preferred stock in proportion to the preferential amount each such holder is otherwise entitled to receive. After the payment in full of the Series G-1 liquidation preference, the holders of Series F-1 convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of the assets of the Corporation or any such consideration to the holders of Series A-1, Series B-1, Series C-1, Series D-1 and Series E-1 convertible preferred stock or the holders of common stock, an amount equal to $13.20 per share (as adjusted for stock splits, stock dividends, reclassification and similar events) plus any declared but unpaid dividends. If upon the occurrence of such event, the assets and funds available are insufficient to permit the payment to the Series F-1 convertible preferred stockholders of the full preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of Series F-1 convertible preferred stock in proportion to the preferential amount each such holder is otherwise entitled to receive. After the payment in full of the Series F-1 liquidation preference, the holders of the Series E-1 convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of the assets of the Corporation or any such consideration to the holders of Series A-1, Series B-1, Series C-1, and Series D-1 convertible preferred stock or the holders of common stock, an amount equal to $13.00 per share (as adjusted for stock splits, stock dividends, reclassification and similar events) plus any declared but unpaid dividends. If upon the occurrence of such event, after payment in full of the Series F-1 liquidation preference, the assets and funds available are insufficient to permit the payment to the Series E-1 convertible preferred stockholders of the full preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of Series E-1 convertible preferred stock in proportion to the preferential amount each such holder is otherwise entitled to receive. After the payment in full of the Series F-1 liquidation preference and the Series E-1 liquidation preference, the holders of Series A-1, Series B-1, Series C-1 and Series D-1 convertible preferred stock are entitled to receive, prior and in preference to any distribution of the assets of the Corporation or any such consideration to the holders of common stock, an amount equal to $9.59, $10.57, $10.57 and $11.00 per share (as adjusted for stock splits, stock dividends, reclassification and similar events) plus any declared but unpaid dividends. If upon the occurrence of such liquidation, the assets and funds of the Company legally available for distribution are insufficient to permit payment to such holders, then the entire remaining assets and funds shall be distributed ratably among such holders in proportion to the preferential amounts each such holder is otherwise entitled to receive.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
As of December 31, 2020, the Board of Directors was comprised of seven members. For so long as there are outstanding at least 50,000 shares of Series A-1 convertible preferred stock (as adjusted for stock splits, reclassifications or similar events), the holders of Series A-1 convertible preferred stock, voting as a separate class, shall be entitled to elect one member of the Company’s Board of Directors. For so long as there are outstanding at least 50,000 shares of Series B-1 convertible preferred stock (as adjusted for stock splits, reclassifications or similar events), the holders of Series B-1 convertible preferred stock, voting as a separate class, shall also be entitled to elect two members of the Company’s Board of Directors. For so long as there are outstanding at least 50,000 shares of Series C-1 convertible preferred stock (as adjusted for stock splits, reclassifications or other similar transactions), the holders of Series C-1 convertible preferred stock, voting as a separate class, shall be entitled to elect two members of the Company’s Board of Directors. For so long as there are outstanding at least 50,000 shares of Series G-1 convertible preferred stock (as adjusted for stock splits, reclassifications or other similar transactions), the holders of Series G-1 convertible preferred stock, voting as a separate class, shall be entitled to elect one member of the Company’s Board of Directors. The holders of common stock and convertible preferred stock, voting together as a single class on an as-if-converted basis, shall be entitled to elect all remaining members of the Board of Directors.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
11.    Stockholders’ Equity (Deficit)
Common Stock
As of December 31, 2020 and December 31, 2019, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 and 240,000,000 shares of common stock, respectively. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote. The Company constructively retired 414 shares of common stock during the year that were abandoned.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2020	2019
Series A-1 convertible preferred stock outstanding	—	848,595
Series B-1 convertible preferred stock outstanding	—	2,422,444
Series C-1 convertible preferred stock outstanding	—	3,726,974
Series D-1 convertible preferred stock outstanding	—	939,979
Series E-1 convertible preferred stock outstanding	—	923,049
Series F-1 convertible preferred stock outstanding	—	3,787,878
Series G-1 convertible preferred stock outstanding	—	4,934,231
Warrants to purchase Series C-1 convertible preferred stock	—	215,291
Common stock options issued and outstanding	2,923,403	3,279,324
Common stock available for future grants	3,233,794	77,603
Common stock available for ESPP	720,000	—
Total	6,877,197	21,155,368

Stock Option Plan
As of December 31, 2020, the Company reserved 9,842,151 shares of its common stock under its 2000 Stock Plan (the “2000 Stock Plan”), the 2010 Stock Plan (the “2010 Stock Plan”), the 2020 Stock Plan (the “2020 Stock Plan”), and the 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan” and, together with the 2000 Stock Plan, the 2010 Stock Plan and the 2020 Stock Plan, the “Stock Plans”). Options granted under the Stock Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to the

Pulmonx Corporation
Notes to Consolidated Financial Statements

Company employees (including officers and directors). Nonqualified stock options (“NSO”) may be granted to the Company employees and consultants. As of December 31, 2020 and December 31, 2019, no shares of common stock remain available for issuance to officers, directors, employees and consultants pursuant to the 2000 Stock Plan.
Options to purchase the Company’s common stock may be granted at a price not less than 100% of the fair market value in the case of ISO or NSO, except for an employee or non-employee with options who owns more than 10% of the voting power of all classes of stock of the Company in which case the exercise price shall be no less than 110% of the fair market value per share on the grant date. Fair market value is determined by the Board of Directors. Options are immediately exercisable and vest as determined by the Board of Directors ranging from immediately upon grant to a rate of 25% per annum over four years from the grant date. Options expire as determined by the Board of Directors but not more than ten years after the date of grant.
Activity under the Stock Plans is set forth below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2018	125,199	2,419,948	$1.52
Additional shares reserved	502,179	—	$—
Options granted	(255,900)	255,900	$1.37
Options exercised	—	(18,153)	$1.68
Options canceled(1)	11,201	(31,201)	$1.53
Balance, December 31, 2018	382,679	2,626,494	$1.51
Additional shares reserved	738,572	—	—
Options granted	(1,078,957)	1,078,957	1.93
Options exercised	—	(390,318)	1.35
Options canceled(1)	35,309	(35,809)	1.39
Balance, December 31, 2019	77,603	3,279,324	$1.66
Additional shares reserved	4,553,378	—	—
Options granted	(1,466,071)	1,466,071	7.73
Options exercised	—	(1,745,040)	1.55
Options canceled(1)	68,884	(76,952)	3.55
Balance, December 31, 2020	3,233,794	2,923,403	$4.72
______________
(1)Canceled stock options issued under the Company’s 2000 Stock Plan were canceled after the 2010 Stock Plan was approved and are not included in the shares available for grant as they were not returned to the stock option pool.
The aggregate intrinsic value of options exercised during the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $2.0 million, $0.2 million and less than $0.1 million, respectively.
The weighted average exercise price and aggregate intrinsic value of options outstanding at December 31, 2020 was $4.72 per share and $188.0 million, respectively. The weighted average exercise price and aggregate intrinsic value of options outstanding at December 31, 2019 was $1.66 per share and $10.9 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair

Pulmonx Corporation
Notes to Consolidated Financial Statements

value of the Company’s common stock for stock options that were in-the-money as of December 31, 2020 and December 31, 2019.

	December 31, 2020
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	1,219,241	$2.03	5.23
Options vested and expected to vest	2,923,403	$4.72	7.63
Total intrinsic value of options vested as of December 31, 2020 and December 31, 2019 was $81.7 million and $7.6 million, respectively.
Early Exercise of Stock Options
Under the terms of the individual option grants, all options are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options may be exercised prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the year ended December 31, 2020 and 2019, the Company repurchased 10,000 and 9,147 shares of common stock for less than $0.1 million and less than $0.1 million, respectively. As of December 31, 2020 and December 31, 2019, 355,677 and 199,810 shares were subject to repurchase, with an aggregate exercise price of $0.6 million and $0.3 million, respectively, and were recorded in other current liabilities.
Stock-Based Compensation for Employees and Non-Employees
During the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company granted stock options to employees and non-employees to purchase 1,466,071, 1,078,957 and 255,900 shares of common stock, respectively. The weighted average grant-date fair value of the stock options granted during the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $3.78, $1.79 and $0.70 per share, respectively.
The Company uses the Black-Scholes Merton option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of employee stock options were calculated using the following assumptions:

	Years Ended December 31,
	2020	2019	2018
Weighted average expected term (in years)	5.0 - 6.1	5.3 - 6.1	6.3
Volatility	40.0% - 44.7%	47.1% - 49.7%	46.0%
Risk-free interest rate	0.2% - 1.7%	1.4% - 1.8%	2.4%-2.9%
Dividend yield	—	—	—
Expected Term
The expected term is calculated using the simplified method, which is available where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the

Pulmonx Corporation
Notes to Consolidated Financial Statements

expected term under this method. For awards with multiple vesting-tranches, the periods from grant until the mid-point for each of the tranches are averaged to provide an overall expected term.
Volatility
The expected stock price volatility assumptions for the Company’s stock options for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was determined by examining the historical volatilities for industry peers, referred to as “guideline” companies, as the Company did not have any trading history for the Company’s common stock. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.
Risk-Free Rate
The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.
Dividend Yield
The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
Fair Value of Common Stock
Prior to the IPO the fair value of the Company’s common stock is determined by the board of directors with assistance from management and, in part, on input from an independent third-party valuation firm. The board of directors determines the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price.
2020 Employee Share Purchase Plan
In September 2020, the Company adopted the 2020 Employee Share Purchase Plan (“ESPP”), which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 720,000 shares of common stock were initially reserved for issuance under the ESPP. The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 2,500 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. The ESPP provides for an offering period from September 30, 2020 until May 24, 2021 with the purchase date of last date of offering period. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.
The Company issued no shares under the ESPP for the year ended December 31, 2020. Shares authorized for future purchase under the ESPP were 720,000 at December 31, 2020. In January 2021, the number of shares of common stock available for issuance under the ESPP was increased by 356,937 shares as a result of the automatic increase provision in the ESPP.
Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Year Ended
December 31, 2020
Weighted average expected term (in years)	0.6
Volatility	67.7% - 68.2%
Risk-free interest rate	0.1%
Dividend yield	—
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of goods sold	$39	$30	$18
Research and development	398	64	62
Selling, general and administrative	2,760	270	286
Total	$3,197	$364	$366
The above stock-based compensation expense related to the following equity-based awards:

	Years Ended December 31,
	2020	2019	2018
Stock options	$2,055	$364	$366
ESPP	1,142	—	—
Total	$3,197	$364	$366
Stock-based compensation of $0.3 million, $0 and $0 was capitalized into inventory for the years ended December 31, 2020, 2019, and 2018, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.
As of December 31, 2020, there was $14.8 million of unrecognized compensation costs related to non-vested common stock options, expected to be recognized over a weighted-average period of 2.28 years, respectively. The total grant date fair value of shares vested during the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $1.9 million, $0.3 million and $0.4 million, respectively.
As of December 31, 2020, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $2.3 million, which is expected to be recognized over a weighted-average period of 0.4 years.

Pulmonx Corporation
Notes to Consolidated Financial Statements

12.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2020	2019	2018
Numerator
Net loss attributable to common stockholders	$(32,231)	$(20,703)	$(18,479)
Denominator
Weighted-average common stock outstanding	10,341,809	1,796,233	1,706,654
Less: weighted-average common shares subject to repurchase	(156,968)	(20,123)	(31,875)
Weighted-average common shares used to compute basic and diluted net loss per share	10,184,841	1,776,110	1,674,779
Net loss per share attributable to common stockholders, basic and diluted	$(3.16)	$(11.66)	$(11.03)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	Years Ended December 31,
	2020	2019	2018
Convertible preferred stock	—	17,583,150	12,648,919
Convertible preferred stock warrants	—	215,291	215,291
Options to purchase common stock	2,923,403	3,279,324	2,626,494
Unvested early exercised common stock options	355,677	199,810	26,852
Shares committed under ESPP	47,174	—	—
Conversion of convertible notes*	—	—	—
______________
*At December 31, 2018, the conversion of the convertible notes into convertible preferred stock was dependent on the outstanding loan balance including accrued interest and the conversion stock per share price at the date of Qualified Equity Financing, Change of Control, Liquidation, or Prepayment Conversion (see Note 6). These factors were not estimable and the number of convertible preferred stock was not determinable. These convertible notes converted to Series G-1 convertible preferred in April 2019 (Note 10).
13.    Segment Information
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

Revenue by geographic area is based on the billing address of the customer. The following table sets forth our revenue by geographic area (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$16,189	$10,704	$563
Europe, Middle-East and Africa	13,808	18,364	16,175
Asia Pacific	2,687	3,227	3,115
Other International	49	300	151
Total	$32,733	$32,595	$20,004
Revenue from Germany represented 17%, 22%, and 37% of total revenue for the years ended December 31, 2020, 2019, and 2018, respectively.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth our long-lived assets by geographic area (in thousands):

	December 31,
	2020	2019
United States	$1,437	$852
Europe, Middle-East and Africa	29	40
Asia Pacific	8	10
Total	$1,474	$902
14.    Employee Benefit Plan
Effective October 1997, the Company implemented a retirement savings plan (the “Savings Plan”) which is intended to qualify as a deferred savings plan under Section 401(k) of the Internal Revenue Code. Participants are allowed to contribute up to 100% of the total compensation, not to exceed the amount allowed by the applicable statutory prescribed limit. There have been no contributions made to the Savings Plan by the Company since inception.
15.    Related Parties
Since October 2013, the Company has received services from the chairman of a subsidiary of the Company. During 2014, this person served as Interim CEO and was appointed to the Board of Directors of the Company. Amounts paid related to consulting services for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was less than $0.1 million, $0.1 million and $0.1 million, respectively.
See Note 6 for details regarding the Company’s Second Lien Loan and Security Agreement with Boston Scientific Corporation.
16.    Selected Quarterly Financial Data (unaudited)
The following table provides the selected quarterly financial information for the years 2020 and 2019 (in thousands, except per share data):

Pulmonx Corporation
Notes to Consolidated Financial Statements

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	$8,618	$3,673	$10,612	$9,830
Gross profit	$5,650	$1,012	$7,462	$7,078
Net loss	$(7,163)	$(11,911)	$(3,860)	$(9,297)
Net loss per share attributable to common stockholders, basic and diluted	$(3.76)	$(6.15)	$(1.37)	$(0.27)

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$5,778	$7,366	$9,104	$10,347
Gross profit	$3,717	$4,953	$6,407	$7,337
Net loss	$(6,128)	$(5,571)	$(4,335)	$(4,669)
Net loss per share attributable to common stockholders, basic and diluted	$(3.61)	$(3.24)	$(2.41)	$(2.48)

17.    Subsequent Events
Subsequent to December 31, 2020, the Company granted 6,300 restricted stock units and options to purchase 8,600 shares of common stock to employees, subject to service-based vesting conditions. The options have a weighted-average exercise price of $62.34 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, management concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2020, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) FINANCIAL STATEMENTS
Our consolidated financial statements are listed in the “Index to the Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2) FINANCIAL STATEMENT SCHEDULES
All schedules to the financial statements are omitted because they are not applicable, not material or the required information is shown in Par II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(3) EXHIBITS
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

4.1	Form of common stock certificate of Pulmonx Corporation.	S-1/A	333-248635	4.1	September 24, 2020

4.2	Amended and Restated Investors’ Rights Agreement by and among Pulmonx Corporation and certain of its stockholders, dated April 16, 2019.	S-1/A	333-248635	4.2	September 24, 2020

4.3	Description of common stock of Pulmonx Corporation.					X

10.1+	Amended and Restated 2010 Stock Plan.	S-8	333-249187	99.1	October 1, 2020

10.2+	Forms of Notice of Stock Option Grant, Option Agreement, and Exercise Notice under Amended and Restated 2010 Stock Plan.	S-8	333-249187	99.2	October 1, 2020

10.3+	Amended and Restated 2020 Stock Plan.	S-8	333-249187	99.3	October 1, 2020

10.4+	Forms of Notice of Stock Option Grant, Option Agreement, and Exercise Notice under Amended and Restated 2020 Stock Plan.	S-8	333-249187	99.4	October 1, 2020

10.5+	2020 Equity Incentive Plan.	S-8	333-249187	99.5	October 1, 2020

10.6+	Forms of Option Agreement and Notice of Stock Option Grant under 2020 Equity Incentive Plan.	S-8	333-249187	99.6	October 1, 2020

10.7+	Form of Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.	S-8	333-249187	99.7	October 1, 2020

10.8+	2020 Employee Stock Purchase Plan.	S-8	333-249187	99.8	October 1, 2020

10.9	Form of Indemnification Agreement by and between Pulmonx Corporation and each of its directors and executive officers.	S-1/A	333-248635	10.9	September 24, 2020

10.10+	Executive Employment Agreement, by and between Pulmonx Corporation and Glendon E. French, dated December 10, 2014.	S-1/A	333-248635	10.10	September 24, 2020

10.11+	Offer Letter Agreement, by and between Pulmonx Corporation and Geoffrey Beran Rose, dated December 11, 2014.	S-1/A	333-248635	10.11	September 24, 2020

10.12+	Offer Letter Agreement, by and between Pulmonx Corporation and Derrick Sung, Ph.D., dated March 12, 2019.	S-1/A	333-248635	10.12	September 24, 2020

10.13+	Offer Letter Agreement, by and between Pulmonx Corporation and David Lehman, dated September 15, 2020					X

10.14+	Consulting Agreement, by and between PulmonX International Sàrl and Orsco Life Sciences AG, dated October 1, 2013.	S-1/A	333-248635	10.13	September 24, 2020

10.15+	Amendment to Consulting Agreement, by and between PulmonX International Sàrl and Orsco Life Sciences AG, dated March 1, 2014.	S-1/A	333-248635	10.14	September 24, 2020

10.16+	Second Amendment to Consulting Agreement, by and between PulmonX International Sàrl and Orsco Life Sciences AG, dated July 14, 2014.	S-1/A	333-248635	10.15	September 24, 2020

10.17+	Third Amendment to Consulting Agreement, by and between PulmonX International Sàrl and Orsco Life Sciences AG, dated April 27, 2015.	S-1/A	333-248635	10.16	September 24, 2020

10.18+	Appointment Letter, by and between PulmonX International Sàrl and Oern R. Stuge, dated December 18, 2013.	S-1/A	333-248635	10.17	September 24, 2020

10.19	Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated September 4, 2009.	S-1/A	333-248635	10.18	September 24, 2020

10.20	First Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated October 3, 2014.	S-1/A	333-248635	10.19	September 24, 2020

10.21	Second Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated November 7, 2019.	S-1/A	333-248635	10.20	September 24, 2020

10.22	Sublease, by and between Pulmonx Corporation and Genomic Health, Inc., dated April 8, 2020.	S-1/A	333-248635	10.21	September 24, 2020

10.23	First Amendment to Sublease Agreement, by and between Pulmonx Corporation and Genomic Health, Inc., dated September 10, 2020.	S-1/A	333-248635	10.22	September 24, 2020

10.24	Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated February 20, 2020.	S-1/A	333-248635	10.23	September 24, 2020

10.25	First Amendment to Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated April 17, 2020.	S-1/A	333-248635	10.24	September 24, 2020

10.26	Intellectual Property Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated February 20, 2020.	S-1/A	333-248635	10.25	September 24, 2020

10.27	Note Purchase Agreement and Form of 2020 Note, by and between Pulmonx Corporation and the purchasers of the 2020 Notes, dated April 17, 2020.	S-1/A	333-248635	10.26	September 24, 2020

10.28	Pulmonx Corporation Severance and Change in Control Plan and related participation agreement.	S-1/A	333-248635	10.27	September 28, 2020

10.29+	Pulmonx Corporation Non-Employee Director Compensation Policy.	S-1/A	333-248635	10.28	September 28, 2020

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on signature page hereto).					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________
+    Indicates management contract or compensatory plan
*    The certifications attached as Exhibits 32.1 and 32.2 accompanying this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on the 15th day of March, 2021.

PULMONX CORPORATION

By:	/s/Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

By:	/s/Derrick Sung
Derrick Sung, Ph.D.
Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glendon E. French and Derrick Sung, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Glendon E. French	President, Chief Executive Officer and Director	March 15, 2021
Glendon E. French	(Principal Executive Officer)

/s/Derrick Sung, Ph.D.	Chief Financial Officer	March 15, 2021
Derrick Sung, Ph.D.	(Principal Financial Officer and Principal Accounting Officer)

/s/Thomas W. Burns	Director	March 15, 2021
Thomas W. Burns

/s/Richard Ferrari	Director	March 15, 2021
Richard Ferrari

/s/Daniel P. Florin	Director	March 15, 2021
Daniel P. Florin

/s/Georgia Garinois-Melenikiotou	Director	March 15, 2021
Georgia Garinois-Melenikiotou

/s/Staffan Lindstrand	Director	March 15, 2021
Staffan Lindstrand

/s/Dana G. Mead, Jr.	Director	March 15, 2021
Dana G. Mead, Jr.