Form 10-Q
period 2021-03-31
Pulmonx Corp
filed 2021-05-12
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2021 there were 36,247,816 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

2

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy, plans, and objectives of management for future operations and statements that are necessarily dependent upon future events are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “target,” “should,” “will,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
i

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
ii

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$209,283	$231,561
Restricted cash	231	231
Short-term marketable securities	9,784	—
Accounts receivable, net	5,119	4,228
Inventory	11,916	10,741
Prepaid expenses and other current assets	3,011	3,228
Total current assets	239,344	249,989
Property and equipment, net	1,799	1,474
Goodwill	2,333	2,333
Intangible assets, net	370	400
Right of use assets	8,404	8,976
Long-term marketable securities	2,498	—
Other long-term assets	522	536
Total assets	$255,270	$263,708

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$1,826	$1,472
Accrued liabilities	9,756	8,651
Income taxes payable	120	94
Deferred revenue	75	71
Term loan, current	472	—
Current lease liabilities	1,774	2,238
Total current liabilities	14,023	12,526
Deferred tax liability	71	62
Long-term lease liabilities	7,700	7,618
Credit agreement	532	564
Term loan	16,329	16,804
Total liabilities	38,655	37,574
Commitments and contingencies (Note 8)
Stockholders’ equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 35,803,664 shares issued and outstanding as of March 31, 2021 and 35,693,753 shares issued and outstanding as December 31, 2020	36	36
Additional paid-in capital	469,948	467,147
Accumulated other comprehensive income	1,410	1,685
Accumulated deficit	(254,779)	(242,734)
Total stockholders’ equity	216,615	226,134
Total liabilities, preferred stock and stockholders’ equity	$255,270	$263,708
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$9,244	$8,618
Cost of goods sold	2,633	2,968
Gross profit	6,611	5,650
Operating expenses
Research and development	3,034	1,565
Selling, general and administrative	15,604	10,189
Total operating expenses	18,638	11,754
Loss from operations	(12,027)	(6,104)
Interest income	105	74
Interest expense	(217)	(899)
Other income (expense), net	161	(147)
Net loss before tax	(11,978)	(7,076)
Income tax expense	67	87
Net loss	(12,045)	(7,163)
Other comprehensive income
Currency translation adjustment	(272)	282
Change in unrealized losses on marketable securities	(3)	(5)
Total other comprehensive income (loss)	(275)	277
Comprehensive loss	$(12,320)	$(6,886)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(3.76)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	35,370,760	1,906,715
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2021	35,693,753	$36	$467,147	$1,685	$(242,734)	$226,134
Issuance of common stock upon exercise of stock options	122,856	—	273	—	—	273
Repurchase of early exercised common stock options	(12,945)	—	—	—	—	—
Change in shares subject to repurchase	—	—	66	—	—	66
Stock-based compensation expense	—	—	2,462	—	—	2,462
Currency translation adjustment	—	—	—	(272)	—	(272)
Change in unrealized losses on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(12,045)	(12,045)
Balances at March 31, 2021	35,803,664	$36	$469,948	$1,410	$(254,779)	$216,615

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at January 1, 2020	17,583,150	$205,339	2,100,203	$2	$21,750	$1,373	$(210,503)	$(187,378)
Issuance of Series C-1 convertible preferred stock upon exercise of warrants	213,876	2,260	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	7,164	—	11	—	—	11
Change in shares subject to repurchase	—	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	209	—	—	209
Currency translation adjustment	—	—	—	—	—	282	—	282
Change in unrealized losses on marketable securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(7,163)	(7,163)
Balances at March 31, 2020	17,797,026	$207,599	2,107,367	$2	$21,972	$1,650	$(217,666)	$(194,042)
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(12,045)	$(7,163)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,268	209
Change in fair value of derivative liabilities	—	(330)
Allowance for doubtful accounts	(1)	(8)
Inventory write-downs	453	95
Depreciation and amortization expense	141	116
Amortization of debt discount and debt issuance costs	39	211
Amortization of premiums and discounts on short-term marketable securities	4	(33)
Non-cash lease expense	572	213
Net changes in operating assets and liabilities:
Accounts receivable	(1,014)	912
Inventory	(1,630)	(2,189)
Prepaid expenses and other current assets	404	246
Other assets	8	229
Accounts payable	302	(163)
Accrued liabilities	1,275	(2,049)
Income taxes payable	30	20
Lease liabilities	(496)	(61)
Deferred tax liability	10	19
Deferred revenue	8	(123)
Net cash used in operating activities	(9,672)	(9,849)
Cash flows from investing activities
Purchases of investments	(12,289)	—
Maturities of short-term marketable securities	—	10,105
Purchases of property and equipment	(242)	(81)
Net cash (used in) provided by investing activities	(12,531)	10,024
Cash flows from financing activities
Proceeds from borrowing under term loans, net of payment of lender fees and costs	—	16,764
Repayment of term loans	—	(17,248)
Debt issuance cost	(30)	(82)
Payments of deferred offering costs	—	(400)
Proceeds from exercise of warrants for Series C-1 convertible preferred stock	—	2,261
Proceeds from exercise of common stock options	69	13
Payments for the repurchase of early exercised common stock options	(26)	—
Net cash provided by financing activities	13	1,308
Effect of exchange rate changes on cash and cash equivalents	(88)	222
Net (decrease) increase in cash and cash equivalents	(22,278)	1,705
Cash, cash equivalents and restricted cash, at beginning of the period	231,792	14,767
Cash, cash equivalents and restricted cash, at end of the period	$209,514	$16,472
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$209,283	$16,241
Restricted cash	231	231
Cash, cash equivalents and restricted cash in consolidated balance sheets	$209,514	$16,472

Supplemental non-cash items:
Lapse in repurchase rights of common stock	$66	$2
Purchases of property and equipment in accounts payable	$144	$18
Amount receivable from exercise of common stock options	$204	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$23	$45
Cash paid for interest	$178	$2,574
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $254.8 million as of March 31, 2021. During the three months ended March 31, 2021 and March 31, 2020, the Company used $9.7 million and $9.8 million of cash in its operating activities, respectively. As of March 31, 2021, the Company had cash, cash equivalents and marketable securities of $221.6 million. Historically, the Company’s activities have been financed through private placements of equity securities, debt and sale of common stock in the IPO.
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash, cash equivalents and marketable securities will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these unaudited interim condensed consolidated financial statements.
Impact of the COVID-19 Pandemic
The Company has been actively monitoring the novel coronavirus, or COVID-19, situation and its impact. In response to the pandemic, numerous state and local jurisdictions imposed travel bans, restrictions, social distancing requirements, quarantines, stay-at-home orders and other significant measures. In the markets in which we operate, elective, specialty and other procedures and appointments were suspended or canceled. The COVID-19 pandemic has significantly delayed and decreased the number of procedures performed using the Company’s products and otherwise adversely impacted sales and operations.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Company’s unaudited interim condensed consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. The COVID-19 pandemic has adversely impacted the Company’s business, financial condition and results of operations by decreasing and delaying substantially all procedures performed using its products, and the Company expects the pandemic to continue to have an adverse impact on its business, financial condition and results of operations for the foreseeable future.
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
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 15, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2021 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2021 and 2020 have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
Use of Estimates
The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Significant estimates and assumptions include reserves and write-downs related to inventories, the recoverability of long term assets, valuation of equity instruments and equity-linked instruments, valuation of common stock, stock-based compensation, valuation of the derivative liability, intangible assets, goodwill, debt and related features, deferred tax assets and related valuation allowances and impact of contingencies.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The derivative liabilities were carried at fair value based on unobservable market inputs. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates their fair value. The fair value of marketable debt securities is estimated using Level 2 inputs based on their quoted market values (Note 4).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of March 31, 2021 and December 31, 2020, the Company also had cash on deposit with foreign banks of approximately $5.1 million and $5.6 million, respectively, that was not federally insured.
The Company earns revenue from the sale of its products to distributors and other customers such as hospitals. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the three months ended March 31, 2021 and 2020. The Company’s accounts receivable are derived from revenue earned from distributors and customers. The Company performs ongoing credit evaluations of its customers’ and distributors’ financial condition and generally requires no collateral from its customers and distributors. At March 31, 2021 and December 31, 2020, no customer or distributor accounted for more than 10% of accounts receivable. During the three months ended March 31, 2021 and March 31, 2020, no customer or distributor accounted for more than 10% of revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO, are capitalized and recorded on the balance sheet. During the year ended December 31, 2020, the Company wrote off deferred offering costs of $3.0 million as, in May 2020, the Company withdrew its registration statement that was filed with the SEC in February 2020. After the registration statement was withdrawn in May 2020, an additional $1.8 million in deferred offering costs were incurred related to the Company’s October 2020 IPO. In connection with the IPO, all deferred offering costs incurred after May 2020 were recorded as reduction of the gross proceeds from the IPO in the additional paid-in capital on the accompanying balance sheet as of December 31, 2020. There were no deferred offering costs capitalized as of March 31, 2021.

Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in the Cayman Islands and the Netherlands are the U.S. dollar. The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiary in Italy is the Euro. Accordingly, asset and liability accounts of Switzerland, Germany, Australia, the United Kingdom, Italy and Hong Kong operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and was $(0.3) million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and was $0.2 million and $(0.5) million during the three months ended March 31, 2021 and 2020, respectively.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options, common stock subject to repurchase related to early exercise of stock options, and convertible preferred stock warrants are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock and the holders of the shares issued upon early exercise of stock options subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2019-12 as of January 1, 2021 and the adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance will require financial instruments to be measured at amortized cost, and trade accounts receivable to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. In November 2019, the FASB issued ASU 2019-10, according to which, the new standard is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, including the Company, the new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis – Financial assets and liabilities held by the Company measured at fair value on a recurring basis include money market funds, marketable securities, convertible preferred stock warrant liability and derivative liabilities.
Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis – The Company determines the fair value of long-lived assets held and used, such as intangible assets, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. As noted above, there have been no impairment charges recorded to date. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates the fair value and is classified as a Level 2 liability.
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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,540	$—	$—	$1,540
Commercial paper	—	1,000	—	1,000
Cash equivalents	1,540	1,000	—	2,540
U.S. Treasury bonds	507	—	—	507
U.S. Government agency bonds	—	3,008	—	3,008
Corporate bonds	—	773	—	773
Commercial paper	—	7,994	—	7,994
Marketable securities	507	11,775	—	12,282
Total financial assets	$2,047	$12,775	$—	$14,822
There were no liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2021.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,533	$—	$—	$10,533
Cash equivalents	10,533	—	—	10,533
Total financial assets	$10,533	$—	$—	$10,533

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2020.
The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Treasury bonds	$507	$—	$—	$507
U.S. Government agency bonds	3,009	(1)	—	3,008
Corporate bonds	774	(1)	—	773
Commercial paper	7,995	(1)	—	7,994
Marketable securities	$12,285	$(3)	$—	$12,282
Amounts recognized on the consolidated balance sheet
Cash equivalents				$1,000
Short-term marketable securities				9,784
Long-term marketable securities				2,498
Marketable securities				$13,282
The Company did not have any marketable securities as of December 31, 2020.
Accrued interest on marketable securities of less than $0.1 million is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
The Company valued a Success Fee derivative liability based on the Success Fee amount of $1.9 million and the probability and estimated timing of a liquidity event. Changes in the estimated probability may result in an increase or decrease in the fair value of the derivative liability. On October 5, 2020, the Success Fee derivative liability was settled upon the Company paying $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC.
The change in fair value of the Success Fee derivative liability is summarized below (in thousands):

Success Fee Derivative Liability
Beginning fair value, January 1, 2020	$1,165
Change in fair value	(330)
Ending fair value, March 31, 2020	$835
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Cash	$206,743	$221,028
Cash equivalents:
Money market funds	1,540	10,533
Commercial paper	1,000	—
Total cash and cash equivalents	$209,283	$231,561

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Inventory
Inventory consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$3,043	$3,342
Work in process	313	227
Finished goods	8,560	7,172
Total inventory	$11,916	$10,741
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid expenses	$754	$381
Prepaid insurance	1,486	2,131
VAT receivable	224	339
Other current assets	547	377
Total prepaid expenses and other current assets	$3,011	$3,228
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Machinery and equipment	$1,511	$1,447
Computer equipment and software	1,084	1,062
Furniture and fixtures	228	229
Leasehold improvements	172	57
Construction in progress	660	452
Total	3,655	3,247
Less: accumulated depreciation	(1,856)	(1,773)
Property and equipment, net	$1,799	$1,474
Depreciation expense for the three months ended March 31, 2021 and March 31, 2020 was $0.1 million and $0.1 million, respectively.
Goodwill
Goodwill was $2.3 million as of March 31, 2021 and December 31, 2020 arising from the Company’s acquisition of Emphasys Medical, Inc, in March 2009. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill in three months ended March 31, 2021 and 2020. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through March 31, 2021, there have been no events or changes in circumstances

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the three months ended March 31, 2021.
Intangible Assets
Intangible assets consist of the following (in thousands):

	March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,326)	$332
Trademarks	191	(153)	38
Total intangible assets	$1,849	$(1,479)	$370

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,299)	$359
Trademarks	191	(150)	41
Total intangible assets	$1,849	$(1,449)	$400
Amortization expense relating to the intangibles totaled less than $0.1 million during each of the three months ended March 31, 2021 and March 31, 2020, respectively.
Future amortization expense is as follows as of March 31, 2021 (in thousands):

2021 (remaining nine months)	$93
2022	123
2023	123
2024	31
Total amortization expense	$370
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued employee bonuses and commissions	$1,989	$2,374
Accrued vacation	1,941	1,810
Other accrued personnel related expenses	2,382	1,368
Accrued professional fees	1,781	1,313
Sales taxes, franchise tax and VAT	379	521
Liability for early exercise of stock options	537	629
Inventory in transit	70	57
Other	677	579
Total accrued liabilities	$9,756	$8,651

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

6.    Long Term Debt and Convertible Notes
Term Loan
Oxford Finance Loan
From August 2014 until February 2020, the Company was party to a Loan and Security Agreement with Oxford, which provided the ability to borrow up to $20.0 million in term loans (“Oxford Finance Loan”). In 2014, the Company borrowed $15.0 million. The term loan bore interest at 8.96% and had a five-year term. The first 36 months were interest only payments followed by 24 months of equal payments of principal and interest. A final payment of 8.50% of the term loan amount was due at maturity and was being accreted using the effective interest rate method. The term loan was collateralized by assets, including cash and cash equivalents, accounts receivable and property and equipment. The Oxford Finance Loan was subsequently amended in 2017 and 2018 to extend the interest only period and to extend the maturity date to July 1, 2020, and at the Company’s option, further extend the maturity date to May 1, 2021. In 2019, the Company elected to extend the maturity date to May 2021.
In connection with the original agreement in August 2014, the Company also entered into the Success Fee Agreement. In the event of a sale or other disposition by the Company of all or substantially all of its assets, a merger or consolidation, or an initial public offering (a “Liquidity Event”), before the termination of the agreement on August 28, 2021, the Company was required to pay up to $2.5 million (the “Success Fee”) to Oxford Finance LLC, the amount of which would be based on actual borrowings, up to $20.0 million. This agreement was identified as a freestanding derivative under ASC 815, Derivatives (“Success Fee”) and was remeasured to its fair value at the end of each reporting period and any change in fair value is recognized as change in other income (expense), net in the statements of operations and comprehensive loss (Note 4). On October 5, 2020, in connection with the IPO, the Company paid $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC based on the $15.0 million borrowed.
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
During the three months ended March 31, 2020, the Company recorded interest expense related to deferred financing and debt issuance costs of Oxford Finance Loan of less than $0.1 million.
Interest expense on the term loan amounted to $0.4 million during the three months ended March 31, 2020.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
In December 2020, to address certain post-close covenants for which the Company was not in compliance, the Company entered into a Second Amendment to the CIBC Agreement that extended the compliance of such covenants to June 30, 2021.
In March 2021, the Company entered into a Third Amendment to CIBC Agreement which extended the maturity date from March 15, 2022 to February 20, 2025, and modified certain financial covenants. Per the amended terms, 36 equal payments of principal plus accrued interest will be due beginning March 31, 2022. The beginning of principal repayment can be extended to March 31, 2023 if the Company achieves three-month trailing revenue of at least $20.0 million as of February 20, 2022. In connection with the Third Amendment the Company paid fees to CIBC of less than $0.1 million which were recorded as a discount on the CIBC Loan and are being accreted over the life of the term loan using the effective interest method. The amendment was accounted for as a debt modification and no gain or loss was recognized.
As of March 31, 2021, the CIBC Loan had an annual effective interest rate of 4.78% per year.
The financial covenants in the CIBC Agreement require that, when the cash and cash equivalents of the Company is less than $100.0 million, the Company to have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to or greater than the Adjusted EBITDA loss as defined in the CIBC Agreement for the four-month period ending on any date of determination. As of March 31, 2021, the Company was in compliance with all covenants contained in CIBC Agreement.
The CIBC Loan consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Term loan	$17,000	$17,000
Less: debt issuance costs	(199)	(196)
Term loan	$16,801	$16,804
The Company paid $0.4 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During each three months ended March 31, 2021 and 2020, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.2 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly-owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received $0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement will bear no interest and is payable within 60 months after receipt of funds. As of March 31, 2021, Pulmonx International Sàrl did not make any repayment of credit agreement.
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
The 2020 Notes included embedded derivatives that are required to be bifurcated from the 2020 Notes and accounted for separately as a single, compound embedded derivative instrument under ASC 815, Derivatives (“2020 Notes derivative liability”). The Company determined that a share settled redemption in the case of a financing or an IPO as described in the 2020 Notes represented an embedded derivative that was not clearly and closely related to the debt host and had accounted for these settlement alternatives as separate embedded derivative liability. The fair value of the 2020 derivative liability of $3.9 million was recorded on the issuance date of the 2020 Notes resulting in a debt discount, which was reported as a direct deduction from the face amount of the 2020 Notes. The 2020 derivative liability was remeasured to its fair value at the end of each reporting period and any change in fair value is recognized in other income (expense), net in the statements of operations and comprehensive loss.
Upon the closing of the IPO in October 2020, the $33.0 million aggregate outstanding principal amount and $0.8 million accrued interest of the 2020 Notes converted into 2,561,484 shares of common stock pursuant to the Qualified IPO conversion at the $13.20 per share fixed price. The Company determined that the 2020 Notes derivative had no value upon the closing of the IPO, because value of the notes with and without such derivative was the same.
At March 31, 2021, the Company retained the ability to draw up to an additional $33.0 million under the 2020 Notes Agreement until the maturity date in April 2022. The Company’s obligations with respect to the 2020 Notes are unsecured and subordinated to its obligations with respect to the CIBC Loan. The 2020 Notes have customary events of default.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Financing Obligations
As of March 31, 2021, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

2021 (remaining nine months)	$544
2022	5,369
2023	6,078
2024	5,837
2025	1,480
Total	19,308
Less: unamortized debt discount	(198)
Less: interest	(1,777)
Term loan and credit agreement	$17,333
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.1 million as of March 31, 2021 and December 31, 2020, respectively. The deferred revenue as of December 31, 2019 was $0.2 million, which was recognized as revenue during the year ended December 31, 2020. The deferred revenue as of December 31, 2020 was $0.1 million, which was recognized as revenue during the three months ended March 31, 2021.
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
During 2013, the Company entered into a five-year lease for office facilities in Switzerland. The Company had an option to extend the lease through January 2022, which was not exercised by the Company. Per the lease terms, in the event the option to extend is not exercised, the lease remains in force and can be terminated with 12-months’ notice.
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
In September 2020, the Company amended a sublease agreement entered in April 2020, to include additional facility space in Redwood City, California for a four-year term. The amendment was accounted as a separate sublease agreement. The sublease agreement contained a rent free period through February 14, 2021, after which rent is

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

approximately $0.1 million per month and is subject to an annual increase of 3.5%. The Company is responsible for its share of real estate taxes, common area maintenance and management fees. The Company is eligible to receive a tenant improvement allowance of $0.6 million to fund facility enhancements. The sublease agreement can be extended for an additional twelve month period, at the Company’s option. For accounting purposes, the lease term is 4 years as it is not reasonably certain that the Company will exercise the renewal option. The amendment also changed the lease term of sublease agreement entered in April 2020, which was extended until May 31, 2024, but left the early termination clause unchanged.
The Company has leases on two vehicle leases with terms ranging from 2 to 4 years.
Operating lease cost consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$728	$380
Short-term lease cost	3	3
Variable lease cost	147	60
Total lease cost	$878	$443
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of March 31, 2021 (in thousands):

2021 (remaining nine months)	$2,224
2022	2,069
2023	2,795
2024	2,589
2025	1,007
Total minimum lease payments	10,684
Less: Amount of lease payments representing interest	1,210
Present value of future minimum lease payments	$9,474
Less: Current lease liabilities	1,774
Long-term lease liabilities	$7,700
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	March 31, 2021	December 31, 2020
Right of use asset	$8,404	$8,976
Weighted average remaining lease term (years)	3.91	4.13
Weighted average discount rate (percent)	6.1	6.1
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$541	$228

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
9.    Income Taxes
The income tax expense for the three months ended March 31, 2021 and 2020 was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
The income tax expense for the three months ended March 31, 2021 and 2020 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
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
As of March 31, 2021 and December 31, 2020, no Series C-1 convertible preferred stock warrants were outstanding.
11.    Convertible Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is not authorized to issue any shares of convertible preferred stock.
Upon the closing of the IPO in October 2020, all outstanding shares of the convertible preferred stock converted into 17,797,026 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There was no issued and outstanding convertible preferred stock as of March 31, 2021 and December 31, 2020.
12.    Stockholders’ Equity
Common Stock
As of March 31, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	March 31	December 31,
	2021	2020
Common stock options issued and outstanding	2,759,165	2,923,403
Common stock available for future grants	4,604,812	3,233,794
Common stock available for ESPP	1,076,937	720,000
Total	8,440,914	6,877,197

Stock Option Plan
A summary of stock option activity for the three months ended March 31, 2021 is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2021	2,923,403	$4.72
Options granted	8,600	62.34
Options exercised	(122,856)	2.22
Options canceled	(49,982)	2.44
Balance, March 31, 2021	2,759,165	$5.05

The weighted average exercise price and aggregate intrinsic value of options outstanding at March 31, 2021 was $5.05 per share and $112.5 million, respectively.

	March 31, 2021
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	1,223,414	$2.20	4.91
Options vested and expected to vest	2,759,165	$5.05	7.30
Total intrinsic value of options vested as of March 31, 2021 was $53.3 million.
Early Exercise of Stock Options
Under the terms of the individual option grants, all options are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options may be exercised prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the three months ended March 31, 2021, the Company repurchased 12,945 shares of common stock for less than $0.1 million. During the three months ended March 31, 2020, the Company did not repurchase shares of common stock. As of March 31, 2021 and December 31, 2020, 303,899 and

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

355,677 shares, respectively, were subject to repurchase, with an aggregate exercise price of $0.5 million and $0.6 million, respectively, and were recorded in other current liabilities.
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2021	—	$—
Granted	6,300	$60.17
Unvested, March 31, 2021	6,300	$60.17
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$90	$15
Research and development	318	15
Selling, general and administrative	1,860	179
Total	$2,268	$209
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options and restricted stock units	$1,039	$209
ESPP	1,229	—
Total	$2,268	$209
Stock-based compensation of $0.3 million and $0 was capitalized into inventory for the three months ended March 31, 2021 and 2020, respectively. Stock-based compensation capitalized in prior periods of $0.1 million and $0 was recognized as cost of sales in the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, there was $14.1 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.18 years.
As of March 31, 2021, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $0.8 million, which is expected to be recognized over a weighted-average period of 0.2 years.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

13.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss attributable to common stockholders	$(12,045)	$(7,163)
Denominator
Weighted-average common stock outstanding	35,702,465	2,104,721
Less: weighted-average common shares subject to repurchase	(331,705)	(198,006)
Weighted-average common shares used to compute basic and diluted net loss per share	35,370,760	1,906,715
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(3.76)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2021	2020
Convertible preferred stock	—	17,797,026
Options to purchase common stock	2,759,165	3,302,838
Unvested early exercised common stock options	303,899	198,012
Shares committed under ESPP	99,144	—
Total	3,162,208	21,297,876

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
Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	4,289	4,489
Europe, Middle-East and Africa (“EMEA”)	$4,044	$3,457
Asia Pacific	911	633
Other International	—	39
Total	$9,244	$8,618

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Revenue from Germany and France represented 12% and 11%, respectively of total revenue for the three months ended March 31, 2021. Revenue from Germany and France represented 17% and 9%, respectively of total revenue for the three months ended March 31, 2020.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	March 31	December 31,
	2021	2020
United States	$1,749	$1,437
EMEA	43	29
Asia Pacific	7	8
Total	$1,799	$1,474

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” under Part II, Item 1A and those discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021. Please also see the section of this Quarterly Report on Form 10-Q titled “Forward-Looking Statements.”
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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $9.2 million, with a gross margin of 71.5% and a net loss of $12.0 million, for the three months ended March 31, 2021 compared to revenue of $8.6 million, with a gross margin of 65.6% and a net loss of $7.2 million, for the three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $254.8 million, cash, cash equivalents and marketable securities of $221.6 million, and $17.3 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
On September 30, 2020, our Registration Statement on Form S-1 (File No. 333-248635) relating to our initial public offering (“IPO”), was declared effective by the Securities Exchange Commission, or SEC. Pursuant to the Registration Statement, we issued and sold an aggregate of 11,500,000 shares of common stock (inclusive of 1,500,000 shares pursuant to the exercise by the underwriters of their option) at a price of $19.00 per share for aggregate cash proceeds of $201.4 million, net of underwriting discounts, commissions and offering costs. The sale and issuance of 11,500,000 shares in the IPO closed on October 5, 2020. Upon the closing of our IPO on October 5, 2020, all outstanding shares of convertible preferred stock automatically converted into 17,797,026 shares of common stock. Subsequent to the closing of our IPO, there were no shares of preferred stock outstanding.
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
Management believes that the Company’s existing cash, cash equivalents and marketable securities will allow the Company to continue its operations for at least the next 12 months from the date of the issuance of our condensed consolidated financial statements.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has resulted in public health responses including travel bans, social distancing requirements, quarantines, stay-at-home orders and other significant measures, which have delayed clinical trials and FDA operations and adversely impacted the number of procedures performed using our products. In the markets in which we operate, elective, specialty and other procedures and appointments have been suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. As a result, we experienced a material adverse impact on our business, financial condition and results of operations in 2020 from a decrease and delay of substantially all procedures involving our products.
Beginning in May 2020, we began to see signs of a recovery in our business, and by September 30, 2020 the total number of Zephyr Valves sold in the third quarter exceeded the total number of Zephyr Valves sold during the first quarter of 2020. In November and December 2020, a resurgence of COVID-19 led to a decrease in procedure volumes and our revenues in the fourth quarter of 2020 declined compared to revenues in the third quarter of 2020. The COVID-19-driven impact on procedure volumes extended into the first quarter of 2021. In March 2021, we observed initial indicators of recovery in our US markets, while the modest recovery in our international markets was stalled by another wave of lockdowns in March in many parts of Europe. Despite the regional variations, we anticipate improving sales in the second half of 2021, assuming the efficacy, availability and delivery of vaccines as well as other societal responses to the pandemic. We are encouraged for the longer term, and we believe the following key indicators are contributing to the stabilization of our business:
•continued opening of new accounts;
•strong physician participation in virtual trainings;
•a strong patient pipeline evidenced by an increase in StratX report activity, a rebound in patient calls into hospitals inquiring about our procedure, and a resumption of patient calls to our reimbursement support service; and
•hospitals and centers accepting patients for elective procedures.
In response to the COVID-19 pandemic, we implemented a variety of measures intended to help us manage through its impact and position us to resume operations quickly and efficiently as restrictions, recommendations, and best practices evolve. These measures include:
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
•increasing our capital base by $201.4 million through our IPO in October 2020; and
•continuing to invest in research and development activities in order to advance our AeriSeal clinical programs.
Despite some signs of recovery of our business, we cannot be certain that any recovery will be sustained, or that a further resurgence of COVID-19 or variants of the virus will not occur. We believe many of the measures adopted in response to, and challenges resulting, from COVID-19 will likely continue for the duration of the pandemic, which is uncertain, and continues to present a substantial public health and economic challenge around the world and is adversely affecting our employees, including our sales force, hospitals, physicians, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. and world economy and in financial markets.
We cannot assure you that our recent volume of Zephyr Valves sold are indicative of future results. The number of Zephyr Valves sold in the future may decrease as the backlog of patients who have cancelled or postponed their procedures due to the COVID-19 pandemic is reduced. Further, once the COVID-19 pandemic subsides, there may be a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals relating to a variety of medical conditions, and as a result, patients seeking treatment with Zephyr Valves may have to navigate limited provider capacity. We believe this limited provider and hospital capacity could have a material adverse effect on our business, financial condition and results of operations once the pandemic subsides and following the end of the pandemic. Our business, financial condition and results of operations have been, and may in the future be, materially and adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and variant strains, governmental and societal response to contain and treat COVID-19 and variant strains, and vaccination efforts, among others.
Our condensed consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. For more information regarding these risks and potential impacts, please refer to Part II, Item 1A, “Risk Factors.”
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
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the three months ended March 31, 2021 and March 31, 2020.
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
Interest Expense and Income
Interest expense consists primarily of interest expense related to our term loan facilities, including amortization of debt discount and issuance costs. Interest income is predominantly derived from investing surplus cash in money market funds and marketable securities.
Other Income (Expense), Net
Other income (expense), net primarily consists of changes in the fair value of our derivative liabilities, changes in the fair value of preferred stock warrants and foreign currency exchange gains and losses. In February 2020, the warrants were partly exercised and partly expired. The final fair value of the warrant liability was reclassified to stockholders’ (equity)/deficit. All of our derivative liabilities were settled during 2020. Upon the closing of our IPO on October 5, 2020, we paid $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC. In connection with the closing of our IPO, the 2020 Notes were converted into 2,561,484 shares of common stock.
Results of Operations:
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the period indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue	$9,244	$8,618	$626	7.3%
Costs of goods sold	2,633	2,968	(335)	(11.3)%
Gross profit	6,611	5,650	961	17.0%
Operating expenses:
Research and development	3,034	1,565	1,469	93.9%
Selling, general and administrative	15,604	10,189	5,415	53.1%
Total operating expenses	18,638	11,754	6,884	58.6%
Loss from operations	(12,027)	(6,104)	(5,923)	97.0%
Interest income	105	74	31	41.9%
Interest expense	(217)	(899)	682	(75.9)%
Other income (expense), net	161	(147)	308	(209.5)%
Net loss before tax	(11,978)	(7,076)	(4,902)	69.3%
Income tax expense	67	87	(20)	(23.0)%
Net loss	$(12,045)	$(7,163)	$(4,882)	68.2%
Revenue
Revenue increased by $0.6 million, or 7.3%, to $9.2 million during the three months ended March 31, 2021, compared to $8.6 million during the three months ended March 31, 2020. The sale of products in the United States decreased by $0.2 million to $4.3 million during the three months ended March 31, 2021, compared to $4.5 million for the three months ended March 31, 2020 as the winter surge in COVID-19 impacted the ability of hospitals to schedule procedures. The sale of products in international markets increased by $0.9 million to $5.0 million during the three months ended March 31, 2021, compared to $4.1 million for the three months ended March 31, 2020 driven by a relative recovery in procedures in select markets as compared to the start of the pandemic in 2020.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased by $0.3 million, or 11.3%, to $2.6 million during the three months ended March 31, 2021, compared to $3.0 million during the three months ended March 31, 2020. The decrease was primarily due to unfavorable variances from lower production in March 2020 resulting from the COVID-19 pandemic. Gross margin was 71.5% during the three months ended March 31, 2021 and 65.6% during the three months ended March 31, 2020.
Research and Development Expenses
Research and development expenses increased by $1.5 million, or 93.9%, to $3.0 million during the three months ended March 31, 2021, compared to $1.6 million during the three months ended March 31, 2020. The increase in research and development expense was primarily due to an increases of $0.8 million in personnel related expenses as we invested in research and development activities, $0.4 million of costs associated with our clinical trials, including fees paid to contract research organizations (CROs) and $0.3 million of increases in facilities and other expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.4 million, or 53.1%, to $15.6 million during the three months ended March 31, 2021, compared to $10.2 million during the three months ended March 31, 2020. The increase in selling, general and administrative expenses was primarily due to $3.9 million of payroll and personnel-related expenses including stock based compensation for our sales, marketing and administrative personnel, an increase of $0.7 million in advertising expenses, an increase of $0.7 million in insurance costs associated with being a public company, and an increase of $0.9 million in facility and other expenses. These increases were offset by a decrease of $0.8 million in global travel and conference related expenses which were impacted by the COVID-19 pandemic.
Interest Expense and Income
Interest expense decreased by $0.7 million to $0.2 million during the three months ended March 31, 2021, compared to $0.9 million during the three months ended March 31, 2020 primarily due to a non-recurring loss on debt extinguishment of $0.4 million in the three months ended March 31, 2020 as we terminated a debt agreement and replaced it with lower interest debt. Interest income increased by less than $0.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in interest income as a result of higher balances of our cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net increased by $0.3 million to $0.2 million during the three months ended March 31, 2021, compared to ($0.1) million during the three months ended March 31, 2020, primarily due to foreign currency exchange gains.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through private placements of equity securities, debt financing arrangements and sales of our products. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $221.6 million, an accumulated deficit of $254.8 million, and $16.8 million outstanding under the CIBC Term Loan, net of debt discount.
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
In the three months ended March 31, 2020, we recorded interest expense on the term loan of $0.4 million.
We incurred fees and legal expenses of $0.1 million in connection with the Oxford Agreement and related Amendments, which were recorded as deferred financing costs and amortized to interest expense. We also paid $0.2 million in fees to Oxford which is reflected as a discount on the debt and was being accreted over the life of the term loan. In the three months ended March 31, 2020, we recorded interest expense related to deferred financing and debt issuance costs of less than $0.1 million.
Loan and Security Agreement with Boston Scientific Corp (BSC)
From May 2017 until January 2020, we were party to a Second Lien Loan and Security Agreement with Boston Scientific Corp (BSC Agreement), which provided us with the ability to borrow up to $30.0 million in term loans. The BSC Agreement included a fixed interest rate of 8.96%. We borrowed $6.0 million in 2017, $12.0 million in 2018 and $6.0 million in January 2019 under the BSC Agreement.
In April 2019, all outstanding indebtedness and accrued interest under the BSC Agreement converted into shares of our Series G-1 preferred stock in accordance with the terms of the agreement. We terminated the BSC Agreement in January 2020, which terminated our ability to draw the remaining $6.0 million under the BSC Agreement and all of our obligations under the BSC Agreement except the indemnity obligation thereunder, which by their terms survive the facility.
CIBC Term Loan
On February 20, 2020, we executed a Loan and Security Agreement with Canadian Imperial Bank of Commerce (CIBC), which we subsequently amended on April 17, 2020, December 28, 2020 and March 29, 2021 (as amended, the CIBC Agreement). The CIBC Agreement provided us with the ability to borrow up to $32.0 million in debt financing consisting of $17.0 million advanced at the closing of the agreement (Tranche A), with the option to draw up to an additional $8.0 million (Tranche B) on or before February 20, 2022 and an additional $7.0 million (Tranche C) on or before February 20, 2022. Tranche B is conditioned upon achieving a trailing six-month revenue of at least $15.0 million as of the date of any Tranche B Borrowing, and Tranche C is conditioned upon achieving a trailing six-month revenue of at least $20.0 million as of the date of any Tranche C borrowing. The availability of Tranche B and Tranche C is further conditioned upon the joining of Pulmonx International Sàrl to the CIBC Agreement and the execution by Pulmonx International Sàrl of Swiss-law collateral documentation in favor of CIBC.
The loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The Tranche C loan will bear interest at a floating rate equal to 1.5% above the Wall Street Journal Prime Rate at any time. The loan is collateralized by substantially all of our assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. We may prepay the loan, subject to certain requirements. The CIBC Agreement includes customary restrictive covenants, financial covenants, events of default and other customary terms and conditions. In December 2020, to address certain post-close covenants for which we were not in compliance, we entered into a Second Amendment to the CIBC Agreement that extended the compliance date for certain post-close covenants to June 30, 2021. In March 2021, we entered into a Third Amendment to the CIBC Agreement which extended the loan maturity date from March 15, 2022 to February 20, 2025, and modified certain financial covenants. Per the amended terms, 36 equal payments of principal plus accrued interest will be due beginning March 31, 2022. The beginning of principal repayment can be extended to March 31, 2023 if the Company achieves three-month trailing revenue of at least $20.0 million as of February 20, 2022. The amendment was accounted for as a debt modification and no gain or loss was recognized.

We paid $0.4 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method. During each three months ended March 31, 2021 and 2020, we recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.2 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively.
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
The 2020 Notes included embedded derivatives that are required to be bifurcated from the 2020 Notes and accounted for separately as a single, compound embedded derivative instrument under ASC 815, Derivatives (2020 Notes derivative liability). We determined that the share settled redemption in the case of a financing or an IPO discussed above represents an embedded derivative that is not clearly and closely related to the debt host and have accounted for these settlement alternatives as separate embedded derivative liability. The fair value of the 2020 derivative liability of $3.9 million was recorded on the issuance date of the 2020 Notes resulting in a debt discount, which is reported as a direct deduction from the face amount of the 2020 Notes. The 2020 derivative liability was remeasured to its fair value at the end of each reporting period and any change in fair value was recognized in other income (expense), net in the statements of operations and comprehensive loss. The fair value of the 2020 derivative liability upon the effectiveness of our IPO was recognized in the consolidated statements of operations and comprehensive loss and the derivative liability was extinguished.
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
Credit Agreement
In April 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement will bear no interest and is payable within 60 months after receipt of funds. As of March 31, 2021, Pulmonx International Sàrl did not make any repayment of credit agreement.

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
As of March 31, 2021, we had cash, cash equivalents and marketable securities of $221.6 million. Based on our current planned operations, we expect that our cash and cash equivalents will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the three months ended March 31, 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,672)	$(9,849)
Investing activities	(12,531)	10,024
Financing activities	13	1,308
Effect of exchange rate changes on cash and cash equivalents	(88)	222
Net increase (decrease) increase in cash and cash equivalents	$(22,278)	$1,705
Cash Flows from Operating Activities
Net cash used in operating activities was $9.7 million for the three months ended March 31, 2021. Cash used in operating activities was primarily a result of the net loss of $12.0 million, an increase in inventory of $1.6 million due to continued production to build inventory to meet projected increase in sales, an increase in accounts receivable of $1.0 million, and a decrease in lease liabilities of $0.5 million due to lease payments partially offset by an increase in accounts payable of $0.3 million due to timing of payments to our vendors, a decrease in prepaid expenses and other current assets of $0.4 million, an increase in accrued liabilities of $1.3 million, stock-based compensation expense of $2.3 million, write-down of inventory of $0.5 million, and non-cash lease expense of $0.6 million.
Net cash used in operating activities was $9.8 million for the three months ended March 31, 2020. Cash used in operating activities was primarily a result of the net loss of $7.2 million, an increase in inventory of $2.2 million primarily due to higher inventory levels required to support the projected increase in sales, a decrease in accrued liabilities of $2.0 million, a decrease of $0.2 million in accounts payable, and a non-cash credit resulting from the change in the fair value of derivative liabilities of $0.3 million partially offset by a decrease in accounts receivable of $0.9 million due to lower sales, a decrease in prepaid expenses and other current assets of $0.2 million, a decrease in other assets of $0.2 million, stock-based compensation expense of $0.2 million, amortization of debt discount and debt issuance costs of $0.2 million, and non-cash lease expense of $0.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities in the three months ended March 31, 2021 was $12.5 million consisting of purchases of marketable securities of $12.3 million and purchases of property and equipment of $0.2 million.
Net cash provided by investing activities in the three months ended March 31, 2020 was $10.0 million primarily consisting of maturities of short-term marketable securities of $10.1 million offset by purchases of property and equipment of $0.1 million.
Cash Flows from Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2021 of less than $0.1 million primarily relates to proceeds from the exercise of stock options, offset by the repurchase of early exercised stock options and payment of debt issuance costs.
Net cash provided by financing activities in the three months ended March 31, 2020 of $1.3 million primarily relates to proceeds of $16.8 million from borrowing under the CIBC Agreement, net of lender fees and costs and proceeds of $2.3 million from the exercise of warrants for Series C-1 preferred stock partially offset by repayment of debt obligations of $17.2 million under the Oxford Agreement and payment of deferred offering costs of $0.4 million.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations as of March 31, 2021, as compared to those disclosed in in our Annual Report on Form 10-K filed with the SEC on March 15, 2021.

Off-Balance Sheet Arrangements
Through March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 15, 2021, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 15, 2021.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash, cash equivalents and marketable securities of $221.6 million as of March 31, 2021, which consist of cash, money market funds, U.S. treasury bonds, U.S. government agency bonds, corporate bonds and commercial paper. We held cash in foreign banks of approximately $5.1 million at March 31, 2021 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $16.8 million under the CIBC Agreement with interest rate of 4.25% as of March 31, 2021. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 53.6% and 47.9% of our total revenue for the three months ended March 31, 2021 and 2020, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the three months ended March 31, 2021 by approximately $0.5 million and $0.4 million, respectively, with a net impact of $0.1 million on our net income. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the three months ended March 31, 2020 by approximately $0.4 million and $0.3 million, respectively, with a net impact of $0.1 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes. Any of these events could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, results of operations, financial condition, ability to accomplish our strategic objectives or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.
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
We have incurred net losses since our inception. For the three months ended March 31, 2021 and March 31, 2020, we had net losses of $12.0 million and $7.2 million, respectively, and we expect to continue to incur additional losses. As of March 31, 2021, we had an accumulated deficit of $254.8 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the three months ended March 31, 2021 and 2020 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. The COVID-19 pandemic has had a material adverse impact on our business, financial condition and results of operations by decreasing and delaying substantially all procedures performed using our products, and we expect the pandemic to continue to adversely impact our business, financial condition and results of operations for the foreseeable future. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our products have been substantially impacted as healthcare organizations across the globe have prioritized the treatment of patients with COVID-19 or have altered their operations to respond to the pandemic. For example, in the United States, governmental authorities have recommended, and, in certain cases, required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. As a result, the COVID-19 pandemic has adversely impacted the number of procedures using the Zephyr Valve as hospitals have had to focus on COVID-19 and as patients generally sought to postpone healthcare visits and treatments. The COVID-19 pandemic and related governmental and societal responses to mitigate its impact have caused, and may in the future cause, decreased demand for procedures using our products, a global slowdown of economic activity, volatility and disruption of financial markets, and changes in behavior of healthcare organizations.
The COVID-19-driven impact on procedure volumes extended into January and February of 2021. In March 2021, we observed initial indicators of recovery in our U.S. markets, while a modest recovery in our international markets was stalled by another wave of lockdowns in March in many parts of Europe. We cannot be certain that any recovery will be sustained, or that a further resurgence of COVID-19 will not occur in 2021. We believe many of the measures adopted in response to, and challenges resulting, from COVID-19 will likely continue for the duration of the pandemic, which is uncertain, and are expected to continue to significantly reduce our revenue and adversely impact our business, financial condition and results of operations for the duration of the pandemic. As a result, we cannot assure you that our recent volume of Zephyr Valves sold are indicative of future results or that we will not experience additional adverse or materially adverse impacts associated with the COVID-19 pandemic. Once the COVID-19 pandemic subsides, there may be a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals relating to a variety of medical conditions, and as a result, patients seeking treatment with Zephyr Valves may have to navigate limited provider capacity. We believe this limited provider and hospital capacity could have a material adverse effect on our business, financial condition and results of operations once the pandemic subsides and following the end of the pandemic.
The severity, magnitude and duration of the COVID-19 pandemic, the public health responses and its economic consequences, as well as the efficacy, availability and distribution of vaccines, remain uncertain, rapidly changing and difficult to predict. The pandemic’s impact on our financial condition and results of operations performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, also remains uncertain and difficult to predict. To the extent the pandemic continues to disrupt economic activity globally, it could adversely affect our ability to access capital, which could in the future negatively affect our liquidity. In addition, depressed economic activity resulting from the COVID-19 pandemic could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. For example, economic market disruptions may result in significant job losses and reductions in disposable income. If patients are unable to obtain or maintain health insurance policies, it may significantly impact their ability to pay for the procedures utilizing our products, further negatively impacting our business, financial condition and results of operations.
We continue to monitor the rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our business strategies and operating plan. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of March 31, 2021, commercial payors such as Aetna, Humana, Health Care Service Corporation, Highmark, Priority Health and Emblem Health have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
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
In February 2020, we executed a Loan and Security Agreement (the CIBC Agreement) with Canadian Imperial Bank of Commerce (CIBC), which provided us with the ability to borrow up to $32.0 million in debt financing. As of March 31, 2021, we have borrowed $17.0 million under the CIBC Agreement. See the sections entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺2020 Notes", “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Term Loan" and the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through private placements of equity securities, debt financing arrangements and sales of our products. As of March 31, 2021, we had $221.6 million in cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $254.8 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities, together with available borrowings under the CIBC Agreement, will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Further, job candidates and existing employees, particularly in the San Francisco Bay Area, often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may harm our ability to recruit and retain highly skilled employees. Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements described herein. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it will negatively affect our business, financial condition and results of operations.
We have significant international operations, and to successfully market and sell our products in such international markets we must address international business risks with which we have limited experience.
Sales in markets outside of the United States accounted for approximately 53.6% and 47.9% of our revenue for the three months ended March 31, 2021 and March 31, 2020, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
In the ordinary course of our business, we may become exposed to, or collect and store sensitive data, including procedure-based information and legally PHI, credit card, and other financial information, insurance information, and other potentially personally identifiable information. For example, we may fail to remove all PHI from CT scan data on the StratX Platform. We also store sensitive intellectual property and other proprietary business information. Although we are in the process of implementing policies and procedures designed to ensure compliance with applicable data security and privacy-related laws and regulations and we take measures to protect sensitive information from unauthorized access or disclosure, our information technology (IT) and infrastructure, and other technology partners and providers, may be vulnerable to cyber-attacks by hackers or viruses or breaches due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided or used by third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The use of cloud-

based computing creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. For example, companies have recently experienced an increase in phishing and social engineering attacks from third-parties. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers and we do not carry cyber insurance, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources. Although the aggregate impact on our operations and financial condition has not been material to date, we have occasionally been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. We cannot assure you, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns and breaches could negatively affect our business, financial condition and results of operations and our reputation.
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
•the degree to which securities or industry analysts publish research or reports about our business;
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
As of March 31, 2021, we had outstanding 35,803,664 shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.
Further, as of March 31, 2021, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file on our behalf or for other stockholders.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own approximately 35% of our outstanding common stock as of February 26, 2021. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
There were no sales of unregistered securities during the three months ended March 31, 2021.
Use of Proceeds
In October 2020, we closed our IPO of 11,500,000 shares of our common stock, including shares issued upon the exercise in full of the underwriters’ option to purchase 1,500,000 additional shares of common stock, at a public offering price of $19.00 per share. We received gross proceeds to us of $218.5 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-248635), which was declared effective by the SEC on September 30, 2020. BofA Securities and Morgan Stanley acted as joint lead book-running managers for the offering. Stifel, Wells Fargo Securities and Canaccord Genuity acted as lead managers for the offering. Shares of our common stock began trading on the Nasdaq Global Select Market on October 1, 2020 and, following the sale of all the shares upon the closing of our IPO, the offer terminated.
The net proceeds to us after deducting underwriting discounts and commissions of $15.3 million and net offering expenses of $1.8 million were $201.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated as of September 30, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on October 1, 2020.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information

Not applicable.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

4.1	Form of common stock certificate of Pulmonx Corporation	S-1/A	333-248635	4.1	September 24, 2020

4.2	Amended and Restated Investors’ Rights Agreement by and among Pulmonx Corporation and certain of its stockholders, dated April 16, 2019	S-1/A	333-248635	4.2	September 24, 2020

10.1	Second Amendment to Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated December 28, 2020					X

10.2	Third Amendment to Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated March 29, 2021					X

10.3+	Amended and Restated Non-Employee Director Compensation Policy					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
___________________
+    Indicates management contract or compensatory plan.
*     The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language continued in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on the 12th day of May, 2021.

PULMONX CORPORATION

By:	/s/Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

By:	/s/Derrick Sung
Derrick Sung, Ph.D.
Chief Financial Officer