Form 10-Q
period 2021-06-30
Pulmonx Corp
filed 2021-08-10
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 30, 2021 there were 36,690,233 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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
You should not rely on these forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or to changes in our expectations, whether as a result of any new information, future events, changed circumstances or otherwise. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ability to design, develop, manufacture and market innovative products to treat patients with challenging medical conditions, particularly those with severe emphysema, a form of chronic COPD;
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
ii

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$198,703	$231,561
Restricted cash	231	231
Short-term marketable securities	10,774	—
Accounts receivable, net	6,884	4,228
Inventory	13,401	10,741
Prepaid expenses and other current assets	3,091	3,228
Total current assets	233,084	249,989
Property and equipment, net	2,773	1,474
Goodwill	2,333	2,333
Intangible assets, net	339	400
Right of use assets	7,827	8,976
Long-term marketable securities	2,024	—
Other long-term assets	560	536
Total assets	$248,940	$263,708

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$2,156	$1,472
Accrued liabilities	10,499	8,651
Income taxes payable	5	94
Deferred revenue	85	71
Term loan, current	1,889	—
Current lease liabilities	1,692	2,238
Total current liabilities	16,326	12,526
Deferred tax liability	71	62
Long-term lease liabilities	7,141	7,618
Credit agreement	544	564
Term loan	14,938	16,804
Total liabilities	39,020	37,574
Commitments and contingencies (Note 8)
Stockholders’ equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 36,580,617 shares issued and outstanding as of June 30, 2021 and 35,693,753 shares issued and outstanding as of December 31, 2020	36	36
Additional paid-in capital	475,561	467,147
Accumulated other comprehensive income	1,479	1,685
Accumulated deficit	(267,156)	(242,734)
Total stockholders’ equity	209,920	226,134
Total liabilities, preferred stock and stockholders’ equity	$248,940	$263,708
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$12,203	$3,673	$21,447	$12,291
Cost of goods sold	3,174	2,661	5,807	5,629
Gross profit	9,029	1,012	15,640	6,662
Operating expenses
Research and development	3,506	1,426	6,540	2,991
Selling, general and administrative	17,620	11,112	33,224	21,301
Total operating expenses	21,126	12,538	39,764	24,292
Loss from operations	(12,097)	(11,526)	(24,124)	(17,630)
Interest income	102	15	207	89
Interest expense	(206)	(912)	(423)	(1,811)
Other income (expense), net	(96)	568	65	421
Net loss before tax	(12,297)	(11,855)	(24,275)	(18,931)
Income tax expense	80	56	147	143
Net loss	(12,377)	(11,911)	(24,422)	(19,074)
Other comprehensive income
Currency translation adjustment	66	(34)	(206)	248
Change in unrealized losses on marketable securities	3	(1)	—	(6)
Total other comprehensive income (loss)	69	(35)	(206)	242
Comprehensive loss	$(12,308)	$(11,946)	$(24,628)	$(18,832)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(6.15)	$(0.68)	$(9.93)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,042,614	1,935,433	35,708,548	1,921,073
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2021	35,693,753	$36	$467,147	$1,685	$(242,734)	$226,134
Issuance of common stock upon exercise of stock options	122,856	—	273	—	—	273
Repurchase of early exercised common stock options	(12,945)	—	—	—	—	—
Change in shares subject to repurchase	—	—	66	—	—	66
Stock-based compensation expense	—	—	2,462	—	—	2,462
Currency translation adjustment	—	—	—	(272)	—	(272)
Change in unrealized losses on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(12,045)	(12,045)
Balances at March 31, 2021	35,803,664	$36	$469,948	$1,410	$(254,779)	$216,615
Issuance of common stock upon exercise of stock options	653,609	—	1,133	—	—	1,133
Issuance of shares pursuant to Employee Stock Purchase Plan	123,344	—	1,992	—	—	1,992
Change in shares subject to repurchase	—	—	12	—	—	12
Stock-based compensation expense	—	—	2,476	—	—	2,476
Currency translation adjustment	—	—	—	66	—	66
Change in unrealized losses on marketable securities	—	—	—	3	—	3
Net loss	—	—	—	—	(12,377)	(12,377)
Balances at June 30, 2021	36,580,617	$36	$475,561	$1,479	$(267,156)	$209,920

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at January 1, 2020	17,583,150	$205,339	2,100,203	$2	$21,750	$1,373	$(210,503)	$(187,378)
Issuance of Series C-1 convertible preferred stock upon exercise of warrants	213,876	2,260	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	7,164	—	11	—	—	11
Change in shares subject to repurchase	—	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	209	—	—	209
Currency translation adjustment	—	—	—	—	—	282	—	282
Change in unrealized losses on marketable securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(7,163)	(7,163)
Balances at March 31, 2020	17,797,026	$207,599	2,107,367	$2	$21,972	$1,650	$(217,666)	$(194,042)
Issuance of common stock upon exercise of stock options	—	—	925	—	1	—	—	1
Change in shares subject to repurchase	—	—	—	—	63	—	—	63
Stock-based compensation expense	—	—	—	—	159	—	—	159
Currency translation adjustment	—	—	—	—	—	(34)	—	(34)
Change in unrealized losses on marketable securities	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(11,911)	(11,911)
Balances at June 30, 2020	17,797,026	$207,599	2,108,292	$2	$22,195	$1,615	$(229,577)	$(205,765)
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(24,422)	$(19,074)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,580	368
Change in fair value of derivative liabilities	—	(710)
Allowance for doubtful accounts	(1)	(7)
Inventory write-downs	665	282
Depreciation and amortization expense	287	233
Amortization of debt discount and debt issuance costs	64	416
Write-off of deferred offering costs	—	3,030
Amortization of premiums and discounts on short-term marketable securities	16	(35)
Non-cash lease expense	1,149	520
Net changes in operating assets and liabilities:
Accounts receivable	(2,732)	2,919
Inventory	(3,125)	(3,054)
Prepaid expenses and other current assets	216	271
Other assets	(29)	184
Accounts payable	293	(769)
Accrued liabilities	1,874	(1,698)
Income taxes payable	(87)	(97)
Lease liabilities	(1,137)	(216)
Deferred tax liability	11	20
Deferred revenue	16	(125)
Net cash used in operating activities	(22,362)	(17,542)
Cash flows from investing activities
Purchases of investments	(15,314)	—
Maturities of short-term marketable securities	2,500	13,605
Purchases of property and equipment	(903)	(142)
Net cash (used in) provided by investing activities	(13,717)	13,463
Cash flows from financing activities
Proceeds from borrowing under term loans, net of payment of lender fees and costs	—	16,764
Proceeds from Credit Agreement	—	527
Repayment of term loans	—	(17,248)
Proceeds from the issuance of convertible note, net of payment of lender fees and costs	—	32,950
Proceeds from Paycheck Protection Program loan	—	2,666
Repayment of Paycheck Protection Program loan	—	(2,666)
Debt issuance cost	(41)	(162)
Payments of deferred offering costs	—	(2,462)
Proceeds from exercise of warrants for Series C-1 convertible preferred stock	—	2,261
Proceeds from exercise of common stock options	1,381	77
Proceeds from issuance of common stock under the employee stock purchase plan	1,992	—
Payments for repurchase of early exercised common stock options	(26)	—
Net cash provided by financing activities	3,306	32,707
Effect of exchange rate changes on cash and cash equivalents	(85)	183
Net (decrease) increase in cash and cash equivalents	(32,858)	28,811
Cash, cash equivalents and restricted cash, at beginning of the period	231,792	14,767

Cash, cash equivalents and restricted cash, at end of the period	$198,934	$43,578
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$198,703	$43,347
Restricted cash	231	231
Cash, cash equivalents and restricted cash in consolidated balance sheets	$198,934	$43,578

Supplemental non-cash items:
Lapse in repurchase rights of common stock	$78	$65
Purchases of property and equipment in accounts payable	$608	$24
Accrued interest for convertible note	$—	$351
Issuance of derivative instrument related to convertible notes	$—	$3,900
Amount receivable from exercise of common stock options	$25	$—
Operating lease right of use assets obtained in exchange for new lease liabilities	$—	$735
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$226	$91
Cash paid for interest	$360	$2,698
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.    Formation and Business of the Company
The Company
Pulmonx Corporation (the “Company”) was incorporated in the state of California in December 1995 as Pulmonx and reincorporated in the state of Delaware in December 2013. The Company is a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”). The Company’s solution, which is comprised of the Zephyr Endobronchial Valve (“Zephyr Valve”), the Chartis Pulmonary Assessment System (“Chartis System”) and the StratX Lung Analysis Platform (“StratX Platform”), is designed to treat a broad pool of patients for whom medical management has reached its limits and either do not want or are ineligible for surgical approaches. The Company has subsidiaries in the Cayman Islands, Germany, Switzerland, Australia, the United Kingdom, the Netherlands, Italy, France and Hong Kong.
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $267.2 million as of June 30, 2021. During the six months ended June 30, 2021 and June 30, 2020, the Company used $22.4 million and $17.5 million of cash in its operating activities, respectively. As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $211.5 million. Historically, the Company’s activities have been financed through private placements of equity securities, debt and sale of common stock in the IPO.
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
Impact of the COVID-19 Pandemic
In response to the novel coronavirus, or COVID-19 pandemic, numerous state and local jurisdictions imposed travel bans, restrictions, social distancing requirements, quarantines, stay-at-home orders and other significant measures beginning in March 2020. In the markets in which we operate, elective, specialty and other procedures and appointments were suspended or canceled. The COVID-19 pandemic significantly delayed and decreased the number of procedures performed using the Company’s products. As a result, we experienced a material adverse impact on our business, financial condition and results of operations in 2020. Beginning in March 2021, we

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

observed indicators of recovery in our US markets, which was sustained through the second quarter. Despite these signs of recovery in our US markets, we may see regional variations in procedure volumes from a resurgence of the COVID-19 pandemic and its variants in some states. In international markets, our business faced continued pressure during the second quarter as the spring COVID-19 surge led to a new wave of lockdowns across a number of markets in Europe. In June, we saw a recovery of sales in many European markets as COVID-19 cases decreased and hospitals began to re-open to procedures.
The Company’s unaudited interim condensed consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. The COVID-19 pandemic has adversely impacted the Company’s business, financial condition and results of operations by decreasing and delaying procedures performed using its products. While we have seen many regions begin to stabilize with improvements in procedure volumes, there continues to be variability and uncertainty as variants of the virus emerge. We can make no assurance regarding any future level of demand for our products, and COVID-19 may adversely impact our results of operations and financial condition.
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
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 15, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2021 and condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020 and condensed consolidated cash flows for the six months ended June 30, 2021 and 2020 have been made. The results of operations

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of June 30, 2021 and December 31, 2020, the Company also had cash on deposit with foreign banks of approximately $4.3 million and $5.6 million, respectively, that was not federally insured.
The Company earns revenue from the sale of its products to distributors and other customers such as hospitals. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the six months ended June 30, 2021 and 2020. The Company’s accounts receivable are derived from revenue earned from distributors and customers. The Company performs ongoing credit evaluations of its customers’ and distributors’ financial condition and generally requires no collateral from its customers and distributors. At June 30, 2021 and December 31, 2020, no customer or distributor accounted for more than 10% of accounts receivable. During the three and six months ended June 30, 2021 and June 30, 2020, no customer or distributor accounted for more than 10% of revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO, are capitalized and recorded on the balance sheet. During the year ended December 31, 2020, the Company wrote off deferred offering costs of $3.0 million as, in May 2020, the Company withdrew its registration statement that was filed with the SEC in February 2020. After the registration statement was withdrawn in May 2020, an additional

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

$1.8 million in deferred offering costs were incurred related to the Company’s October 2020 IPO. In connection with the IPO, all deferred offering costs incurred after May 2020 were recorded as reduction of the gross proceeds from the IPO in the additional paid-in capital on the accompanying balance sheet as of December 31, 2020. There were no deferred offering costs capitalized as of June 30, 2021.
Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in the Cayman Islands and the Netherlands are the U.S. dollar. The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiary in Italy is the Euro. Accordingly, asset and liability accounts of Switzerland, Germany, Australia, the United Kingdom, Italy and Hong Kong operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and was $0.1 million and less than $(0.1) million during the three months ended June 30, 2021 and 2020, respectively, and $(0.2) million and $0.2 million during the six months ended June 30, 2021 and 2020, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and was $(0.1) million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $(0.3) million during the six months ended June 30, 2021 and 2020, respectively.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,017	$—	$—	$1,017
Commercial paper	—	1,000	—	1,000
Cash equivalents	1,017	1,000	—	2,017
U.S. Treasury bonds	1,518	—	—	1,518
U.S. Government agency bonds	—	3,517	—	3,517
Corporate bonds	—	767	—	767
Commercial paper	—	6,996	—	6,996
Marketable securities	1,518	11,280	—	12,798
Total financial assets	$2,535	$12,280	$—	$14,815
There were no liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2021.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,533	$—	$—	$10,533
Cash equivalents	10,533	—	—	10,533
Total financial assets	$10,533	$—	$—	$10,533
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2020.
The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Treasury bonds	$1,518	$—	$—	$1,518
U.S. Government agency bonds	3,517	—	—	3,517
Corporate bonds	767	—	—	767
Commercial paper	7,996	—	—	7,996
Marketable securities	$13,798	$—	$—	$13,798
Amounts recognized on the consolidated balance sheet
Cash equivalents				$1,000
Short-term marketable securities				10,774
Long-term marketable securities				2,024
Marketable securities				$13,798
The Company did not have any marketable securities as of December 31, 2020.
Accrued interest receivable on marketable securities of less than $0.1 million is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
The Company valued a Success Fee derivative liability based on the Success Fee amount of $1.9 million and the probability and estimated timing of a liquidity event. On October 5, 2020, the Success Fee derivative liability was settled upon the Company paying $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC.
The Company valued a 2020 Notes derivative liability using the “with and without” methodology. The “with and without” methodology involves valuing the convertible note on an as is basis and then valuing the 2020 Notes without each individual embedded derivative. The difference between the value of the 2020 Notes with the embedded derivatives and the value without each individual embedded derivative equals the fair value of that embedded derivative. The Company used a Monte Carlo Simulation to value the embedded derivatives. The first step of each simulation was to forecast the Company’s Series G-1 convertible preferred stock price through the expiration of the 2020 Notes. In order to estimate the future share price of the Series G-1 convertible preferred stock, the Company applied a “random walk” model based upon a Geometric Brownian Motion process with a constant drift.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The fair value of the 2020 Notes derivative liability was determined using the following assumptions:

	June 30,	April 17,
	2020	2020
Risk-free interest rate	0.2%	0.2%
Current Series G-1 convertible preferred stock value per share	$0.85	$0.84
Series G-1 convertible preferred stock volatility	32.5%	34.4%
Upon the closing of the IPO in October 2020, the 2020 Notes converted pursuant to a qualified initial public offering (Note 6). As a result, the Company concluded that the 2020 Notes derivative had no value upon the closing of the IPO, because value of the notes with and without the such derivative was the same.
The change in fair value of derivative liabilities is summarized below (in thousands):

	Success Fee Derivative Liability	2020 Notes Derivative Liability
Beginning fair value, January 1, 2020	$1,165	$—
Fair value at inception	—	3,900
Change in fair value	(110)	(600)
Ending fair value, June 30, 2020	$1,055	$3,300
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Cash	$196,686	$221,028
Cash equivalents:
Money market funds	1,017	10,533
Commercial paper	1,000	—
Total cash and cash equivalents	$198,703	$231,561
Inventory
Inventory consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$3,127	$3,342
Work in process	382	227
Finished goods	9,892	7,172
Total inventory	$13,401	$10,741

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid expenses	$1,351	$381
Prepaid insurance	779	2,131
VAT receivable	297	339
Other current assets	664	377
Total prepaid expenses and other current assets	$3,091	$3,228
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Machinery and equipment	$1,590	$1,447
Computer equipment and software	1,147	1,062
Furniture and fixtures	215	229
Leasehold improvements	172	57
Construction in progress	1,626	452
Total	4,750	3,247
Less: accumulated depreciation	(1,977)	(1,773)
Property and equipment, net	$2,773	$1,474
Depreciation expense for the three months ended June 30, 2021 and June 30, 2020 was $0.1 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2021 and June 30, 2020 was $0.2 million and $0.2 million, respectively.
Goodwill
Goodwill was $2.3 million as of June 30, 2021 and December 31, 2020 arising from the Company’s acquisition of Emphasys Medical, Inc, in March 2009. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill in six months ended June 30, 2021 and 2020. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through June 30, 2021, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the six months ended June 30, 2021.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Intangible Assets
Intangible assets consist of the following (in thousands):

	June 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,354)	$304
Trademarks	191	(156)	35
Total intangible assets	$1,849	$(1,510)	$339

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,299)	$359
Trademarks	191	(150)	41
Total intangible assets	$1,849	$(1,449)	$400
Amortization expense relating to the intangibles totaled less than $0.1 million during each of the three months ended June 30, 2021 and June 30, 2020, respectively. Amortization expense relating to the intangibles totaled $0.1 million during each six months ended June 30, 2021 and June 30, 2020, respectively.
Future amortization expense is as follows as of June 30, 2021 (in thousands):

2021 (remaining six months)	$62
2022	123
2023	123
2024	31
Total amortization expense	$339
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued employee bonuses and commissions	$3,266	$2,374
Accrued vacation	2,017	1,810
Other accrued personnel related expenses	1,002	1,368
Accrued professional fees	1,900	1,313
Sales taxes, franchise tax and VAT	515	521
Liability for early exercise of stock options	524	629
Accrued inventory purchases	378	57
Other	897	579
Total accrued liabilities	$10,499	$8,651

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

6.    Long Term Debt and Convertible Notes
Term Loan
Oxford Finance Loan
From August 2014 until February 2020, the Company was party to a Loan and Security Agreement with Oxford Finance LLC, which provided the ability to borrow up to $20.0 million in term loans (“Oxford Finance Loan”). In 2014, the Company borrowed $15.0 million. The term loan bore interest at 8.96% and had a five-year term. The first 36 months were interest only payments followed by 24 months of equal payments of principal and interest. A final payment of 8.50% of the term loan amount was due at maturity and was being accreted using the effective interest rate method. The term loan was collateralized by assets, including cash and cash equivalents, accounts receivable and property and equipment. The Oxford Finance Loan was subsequently amended in 2017 and 2018 to extend the interest only period and to extend the maturity date to July 1, 2020, and at the Company’s option, further extend the maturity date to May 1, 2021. In 2019, the Company elected to extend the maturity date to May 2021.
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
During the three and six months ended June 30, 2020, the Company recorded interest expense related to deferred financing and debt issuance costs of Oxford Finance Loan of $0 and less than $0.1 million, respectively.
Interest expense on the term loan amounted to $0 and $0.4 million during the three and six months ended June 30, 2020, respectively.
CIBC Loan
On February 20, 2020, the Company executed a Loan and Security Agreement (the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”) to raise up to $32.0 million in debt financing (“CIBC Loan”) consisting of $17.0 million advanced at the closing of the agreement (“Tranche A”), with the option to drawing up to an additional $8.0 million (“Tranche B”) on or before February 20, 2022. The term loan also provides for an additional financing tranche (“Tranche C”) of up to $7.0 million on or prior to February 20, 2022, which is conditioned upon achieving a trailing six-month revenue of at least $20.0 million as of the date of any Tranche C borrowing. The availability of Tranche B and Tranche C is further conditioned upon the joining of Pulmonx International Sàrl to the CIBC Agreement and the execution by Pulmonx International Sàrl of Swiss-law collateral documentation in favor of CIBC. The CIBC Loan originally had a five-year term maturing on February 20, 2025, which included 24 months of interest only payments followed by 36 months of equal payments of principal and interest. The interest only period can be extended to 36 months if the Company achieves three-month trailing revenue of at least $20.0 million as of February 20, 2022. The CIBC Loan bears interest at a floating rate equal to

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.0% above the Wall Street Journal Prime Rate at any time. The Tranche C loan will bear interest at a floating rate equal to 1.5% above the Wall Street Journal Prime Rate at any time. The CIBC Loan is collateralized by substantially all of the Company’s assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. The Company may prepay the loan, subject to certain requirements. The CIBC Agreement includes customary restrictive covenants, financial covenants, events of default and other customary terms and conditions.
In April 2020, the Company entered into a First Amendment to CIBC Agreement that changed the maturity date to March 15, 2022, which would be automatically extended to February 20, 2025 if the maturity of all outstanding convertible notes (see below) was extended to a date no earlier than May 21, 2025 or all convertible notes converted into convertible preferred stock of the Company. An amendment fee of $0.2 million was paid. The Tranche B drawing is conditioned to achieving a trailing six-month revenue of at least $15.0 million as of the date of any Tranche B borrowing. On the date of drawing Tranche B Loan or Tranche C Loan, the Company will pay a structuring fee in an amount equal to 1.0% of the amount of Tranche B Loan or Tranche C Loan. The amendment was accounted for as a debt modification and no gain or loss was recognized.
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
In June 2021, the Company entered into an amended and restated loan and security agreement with CIBC that extended the compliance of certain post-close covenants to March 31, 2022.
As of June 30, 2021, the CIBC Loan had an annual effective interest rate of 4.78% per year.
The financial covenants in the CIBC Agreement require that, when the cash and cash equivalents of the Company is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to or greater than the Adjusted EBITDA loss as defined in the CIBC Agreement for the four-month period ending on any date of determination. As of June 30, 2021, the Company was in compliance with all covenants contained in CIBC Agreement.
The CIBC Loan consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Term loan	$17,000	$17,000
Less: debt issuance costs	(173)	(196)
Term loan	$16,827	$16,804

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Company paid $0.4 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During each three months ended June 30, 2021 and 2020, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.2 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively. Interest expense on the CIBC Loan amounted $0.4 million and $0.3 million during the six months ended June 30, 2021 and 2020, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly-owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received $0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement bears no interest and is payable within 60 months after receipt of funds. As of June 30, 2021, Pulmonx International Sàrl did not make any repayment of credit agreement.
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
The 2020 Notes included embedded derivatives that were required to be bifurcated from the 2020 Notes and accounted for separately as a single, compound embedded derivative instrument under ASC 815, Derivatives (“2020 Notes derivative liability”). The Company determined that a share settled redemption in the case of a financing or an IPO as described in the 2020 Notes represented an embedded derivative that was not clearly and closely related to the debt host and had accounted for these settlement alternatives as separate embedded derivative liability. The fair value of the 2020 derivative liability of $3.9 million was recorded on the issuance date of the 2020 Notes resulting in a debt discount, which was reported as a direct deduction from the face amount of the 2020 Notes. The 2020 derivative liability was remeasured to its fair value at the end of each reporting period and any change in fair value is recognized in other income (expense), net in the statements of operations and comprehensive loss (Note 4). The change in fair value of $0.6 million and $0.6 million during the three and six months ended June 30, 2020, respectively, was recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

During the three and six months ended June 30, 2020, the Company recorded interest expense of $0.7 million and $0.7 million on the 2020 Notes, respectively.
At June 30, 2021, the Company retained the ability to draw up to an additional $33.0 million under the 2020 Notes Agreement until the maturity date in April 2022. The Company’s obligations with respect to the 2020 Notes are unsecured and subordinated to its obligations with respect to the CIBC Loan. The 2020 Notes have customary events of default.
Contractual Maturities of Financing Obligations
As of June 30, 2021, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

2021 (remaining six months)	$364
2022	5,369
2023	6,078
2024	5,837
2025	1,493
Total	19,141
Less: unamortized debt discount	(173)
Less: interest	(1,597)
Term loan and credit agreement	$17,371
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively. The deferred revenue as of December 31, 2019 was $0.2 million, which was recognized as revenue during the year ended December 31, 2020. The deferred revenue as of December 31, 2020 was $0.1 million, which was recognized as revenue during the six months ended June 30, 2021.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
In September 2020, the Company amended a sublease agreement entered in April 2020, to include additional facility space in Redwood City, California for a four-year term. The amendment was accounted as a separate sublease agreement. The sublease agreement contained a rent-free period through February 14, 2021, after which rent is approximately $0.1 million per month and is subject to an annual increase of 3.5%. The Company is responsible for its share of real estate taxes, common area maintenance and management fees. The Company is eligible to receive a tenant improvement allowance of $0.6 million to fund facility enhancements. The sublease agreement can be extended for an additional twelve-month period, at the Company’s option. For accounting purposes, the lease term is 4 years as it is not reasonably certain that the Company will exercise the renewal option. The amendment also changed the lease term of sublease agreement entered in April 2020, which was extended until May 31, 2024, but left the early termination clause unchanged.
The Company has leases on two vehicle leases with terms ranging from 2 to 4 years.
Operating lease cost consists of the following (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating lease cost	$1,452	$802
Short-term lease cost	6	6
Variable lease cost	293	120
Total lease cost	$1,751	$928

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of June 30, 2021 (in thousands):

2021 (remaining six months)	$1,437
2022	2,098
2023	2,795
2024	2,589
2025	1,007
Total minimum lease payments	9,926
Less: Amount of lease payments representing interest	1,093
Present value of future minimum lease payments	$8,833
Less: Current lease liabilities	1,692
Long-term lease liabilities	$7,141
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	June 30, 2021	December 31, 2020
Right of use asset	$7,827	$8,976
Weighted average remaining lease term (years)	3.70	4.13
Weighted average discount rate (percent)	6.2	6.1
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$1,330	$498
Right-of-use assets obtained in exchange for lease liabilities	$—	$735
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

9.    Income Taxes
The income tax expense for the three months ended June 30, 2021 and June 30, 2020 was $0.1 million and $0.1 million, respectively. The income tax expense for the six months ended June 30, 2021 and June 30, 2020 was $0.1 million and $0.1 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
The income tax expense for the six months ended June 30, 2021 and 2020 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
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
As of June 30, 2021 and December 31, 2020, no Series C-1 convertible preferred stock warrants were outstanding.
11.    Convertible Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is not authorized to issue any shares of convertible preferred stock.
Upon the closing of the IPO in October 2020, all outstanding shares of the convertible preferred stock converted into 17,797,026 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There was no issued and outstanding convertible preferred stock as of June 30, 2021 and December 31, 2020.
12.    Stockholders’ Equity
Common Stock
As of June 30, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	June 30,	December 31,
	2021	2020
Common stock options issued and outstanding	2,483,364	2,923,403
Common stock available for future grants	3,801,039	3,233,794
Common stock available for ESPP	953,593	720,000
Total	7,237,996	6,877,197

Stock Option Plan
A summary of stock option activity for the six months ended June 30, 2021 is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2021	2,923,403	$4.72
Options granted	421,200	43.79
Options exercised	(776,465)	1.81
Options canceled	(84,774)	10.97
Balance, June 30, 2021	2,483,364	$12.04

The weighted average exercise price and aggregate intrinsic value of options outstanding at June 30, 2021 was $12.04 per share and $79.8 million, respectively.

	June 30, 2021
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	700,417	$2.84	5.52
Options vested and expected to vest	2,483,364	$12.04	8.15
Total intrinsic value of options vested as of June 30, 2021 was $28.9 million.
Early Exercise of Stock Options
Under the terms of the individual option grants, all options are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options may be exercised prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the six months ended June 30, 2021, the Company repurchased 12,945 shares of common stock for less than $0.1 million. During the six months ended June 30, 2020, the Company did not repurchase shares of common stock. As of June 30, 2021 and December 31, 2020, 294,577 and 355,677 shares, respectively, were subject to repurchase, with an aggregate exercise price of $0.5 million and $0.6 million, respectively, and were recorded in other current liabilities.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2021	—	$—
Granted	438,550	$43.64
Unvested, June 30, 2021	438,550	$43.64
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$120	$15	$210	$30
Research and development	288	18	606	33
Selling, general and administrative	1,904	126	3,764	305
Total	$2,312	$159	$4,580	$368
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options and restricted stock units	$1,520	$159	$2,559	$368
ESPP	792	—	2,021	—
Total	$2,312	$159	$4,580	$368
Stock-based compensation of $0.3 million and $0 was capitalized into inventory for the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation of $0.5 million and $0 was capitalized into inventory for the six months ended June 30, 2021 and 2020, respectively. Stock-based compensation capitalized in prior periods of $0.1 million and $0 was recognized as cost of sales in the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation capitalized in prior periods of $0.2 million and $0 was recognized as cost of sales in the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, there was $38.6 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.31 years.
As of June 30, 2021, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

13.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(12,377)	$(11,911)	$(24,422)	$(19,074)
Denominator
Weighted-average common stock outstanding	36,324,022	2,107,710	36,021,469	2,105,481
Less: weighted-average common shares subject to repurchase	(281,408)	(172,277)	(312,921)	(184,408)
Weighted-average common shares used to compute basic and diluted net loss per share	36,042,614	1,935,433	35,708,548	1,921,073
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(6.15)	$(0.68)	$(9.93)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30,
	2021	2020
Convertible preferred stock	—	17,797,026
Options to purchase common stock	2,483,364	3,490,688
Unvested early exercised common stock options	294,577	153,839
Unvested restricted stock units	438,550	—
Shares committed under ESPP	6,865	—
Convertible notes*	—	—
______________
*At June 30, 2020, the conversion of the 2020 Notes into convertible preferred stock was dependent on the outstanding loan balance including accrued interest and the per share conversion price (see Note 6). Due to these factors the number of convertible preferred stock issuable upon conversion of convertible note is not determinable.

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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$6,567	$1,481	$10,856	$5,970
Europe, Middle-East and Africa (“EMEA”)	4,749	1,806	8,793	5,263
Asia Pacific	875	386	1,786	1,019
Other International	12	—	12	39
Total	$12,203	$3,673	$21,447	$12,291
Revenue from Germany and France represented 11% and 9%, respectively of total revenue for the three months ended June 30, 2021. Revenue from Germany and France represented 25% and 8%, respectively of total revenue for the three months ended June 30, 2020. Revenue from Germany and France represented 12% and 10%, respectively of total revenue for the six months ended June 30, 2021. Revenue from Germany and France represented 20% and 9%, respectively of total revenue for the six months ended June 30, 2020.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2021	2020
United States	$2,725	$1,437
EMEA	42	29
Asia Pacific	6	8
Total	$2,773	$1,474

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
Overview
We are a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”). Our solution, which is comprised of the Zephyr Endobronchial Valve (“Zephyr Valve”), the Chartis Pulmonary Assessment System (“Chartis System”) and the StratX Lung Analysis Platform (“StratX Platform”), is designed to treat severe emphysema patients who, despite medical management, are still profoundly symptomatic and either do not want or are ineligible for surgical approaches. We estimate our solution currently addresses approximately 500,000 patients in the United States and 700,000 patients in select international markets, which represents a global market opportunity of approximately $12 billion.
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
In June 2018, we received pre-market approval (“PMA”) by the U.S. Food and Drug Administration (“FDA”) as a result of our breakthrough technology designation. The Zephyr Valve is now commercially available in more than 25 countries, with over 80,000 valves used to treat more than 20,000 patients. We have established reimbursement in major markets in North America, Europe and Asia Pacific and the Zephyr Valve has been included in treatment guidelines for COPD worldwide.
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
In the United States, our solution is reimbursed based on established Category I Current Procedural Terminology (“CPT”) and ICD-10 Procedure Coding System (“PCS”) codes and associated APC and MS-DRG payment groupings. Current reimbursement in the United States is believed to cover the hospital costs of the procedure and related inpatient care. Commercial payors such as Aetna, Humana, Health Care Service Corporation, and Highmark have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Medicare covers our solution for patients when medically necessary, and other commercial insurers are approving pre-authorization requests on a case-by-case basis. Outside the United States, our solution is covered by major health systems across much of Europe, Australia and South Korea.

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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $12.2 million, with a gross margin of 74.0% and a net loss of $12.4 million, for the three months ended June 30, 2021 compared to revenue of $3.7 million, with a gross margin of 27.6% and a net loss of $11.9 million, for the three months ended June 30, 2020. For the six months ended June 30, 2021, we generated revenue of $21.4 million, with a gross margin of 72.9% and a net loss of $24.4 million, compared to revenue of $12.3 million, with a gross margin of 54.2% and a net loss of $19.1 million, for the six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $267.2 million, cash, cash equivalents and marketable securities of $211.5 million, and $17.4 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Beginning in May 2020, we began to see signs of a recovery in our business, and by September 30, 2020 the total number of Zephyr Valves sold in the third quarter exceeded the total number of Zephyr Valves sold during the first quarter of 2020. In November and December 2020, a resurgence of COVID-19 led to a decrease in procedure volumes and our revenues in the fourth quarter of 2020 declined compared to revenues in the third quarter of 2020. The COVID-19-driven impact on procedure volumes extended into the first quarter of 2021. Beginning in March 2021, we observed indicators of recovery in our US markets, including a recovery in procedure volume in select markets, which was sustained through the second quarter. Despite these signs of recovery in our US markets, we may see regional variations in procedure volumes from a resurgence of the COVID-19 pandemic and its variants in some states. In international markets, our business faced continued pressure in April and May as a result of the spring COVID-19 surge that led to a new wave of lockdowns across a number of markets in Europe. In June, we saw a recovery of sales in many European markets as COVID-19 cases decreased and hospitals began to re-open to procedures. We are encouraged for the longer term, and we believe the following key indicators are contributing to the stabilization of our business:
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
Despite signs of recovery of our business, we cannot be certain that any recovery will be sustained, or that a further resurgence of COVID-19 or variants of the virus will not occur. We believe many of the measures adopted in response to, and challenges resulting, from COVID-19 will likely continue for the duration of the pandemic, which is uncertain, and continues to present a substantial public health and economic challenge around the world and is adversely affecting our employees, including our sales force, hospitals, physicians, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. and world economy and in financial markets.
We cannot assure you that our recent volume of Zephyr Valves sold are indicative of future results. The number of Zephyr Valves sold in the future may decrease due to a resurgence of the COVID-19 pandemic. Further, as the COVID-19 pandemic subsides, there may be a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals relating to a variety of medical conditions, and as a result, patients seeking treatment with Zephyr Valves may have to navigate limited provider capacity. We believe this limited provider and hospital capacity could have a material adverse effect on our business, financial condition and results of operations once the pandemic subsides and following the end of the pandemic. Our business, financial condition and results of operations have been, and may in the future be, materially and adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and variant strains, governmental and societal response to contain and treat COVID-19 and variant strains, and vaccination efforts, among others.
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
Competition
Our industry is highly competitive and subject to rapid change from the introduction of new products and technologies and other activities of industry participants. Our goal is to establish our solution as a standard of care for severe emphysema. Existing treatments include medical management, lung volume reduction surgery (“LVRS”), lung transplantation as well as other minimally invasive treatments. Some of our competitors have several competitive advantages, including established relationships with pulmonologists who commonly treat patients with emphysema, significantly greater name recognition and significantly greater sales and marketing resources. In addition to competing for market share, we also compete against these companies for personnel, including qualified sales and other personnel that are necessary to grow our business. Certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we could. In addition to existing competitors, other companies may acquire or in-license competitive products and could directly compete with us. We must continue to successfully compete in light of our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who use our products.
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
Investing in Research and Development to Foster Innovation to Expand Our Addressable Market
We intend to continue investing in existing and next generation technologies to further improve our products and clinical outcomes, enhance patient selection and broaden the patient population that can be treated with our products. In addition, we are continuing to invest in the accuracy and features of our patient assessment tools. Moreover, we are conducting clinical research of AeriSeal, a potential product in development for the treatment of severe emphysema patients who are not qualified for Zephyr Valve treatment due to excessive collateral ventilation.
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

Components of Our Results of Operations
Revenue
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the three and six months ended June 30, 2021 and June 30, 2020.
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
We intend to continue to increase the size of our sales force and our marketing spending to generate sales opportunities. We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales personnel and increase our sales support infrastructure and add additional marketing programs in order to more fully penetrate the global opportunity. We also expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our facilities and information technology to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with being a public company, compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs. We also saw an increase in our stock-based compensation expense with the establishment of our new equity plan and related grants either in the form of restricted stock units or options. Our selling, general and administrative expenses may fluctuate from period to period due to the seasonality of our business and as we continue to add direct sales territory managers in new territories.
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

Results of Operations:
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the period indicated:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue	$12,203	$3,673	$8,530	232.2%
Costs of goods sold	3,174	2,661	513	19.3%
Gross profit	9,029	1,012	8,017	792.2%
Operating expenses:
Research and development	3,506	1,426	2,080	145.9%
Selling, general and administrative	17,620	11,112	6,508	58.6%
Total operating expenses	21,126	12,538	8,588	68.5%
Loss from operations	(12,097)	(11,526)	(571)	5.0%
Interest income	102	15	87	580.0%
Interest expense	(206)	(912)	706	(77.4)%
Other income (expense), net	(96)	568	(664)	(116.9)%
Net loss before tax	(12,297)	(11,855)	(442)	3.7%
Income tax expense	80	56	24	42.9%
Net loss	$(12,377)	$(11,911)	$(466)	3.9%
Revenue
Revenue increased by $8.5 million, or 232.2%, to $12.2 million during the three months ended June 30, 2021, compared to $3.7 million during the three months ended June 30, 2020. The sale of products in the United States increased by $5.1 million to $6.6 million during the three months ended June 30, 2021, compared to $1.5 million for the three months ended June 30, 2020. The sale of products in international markets increased by $3.4 million to $5.6 million during the three months ended June 30, 2021, compared to $2.2 million for the three months ended June 30, 2020. The increase in revenue across regions was driven by a relative recovery in procedure volumes in select markets as compared to the start of the pandemic in 2020.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.5 million, or 19.3%, to $3.2 million during the three months ended June 30, 2021, compared to $2.7 million during the three months ended June 30, 2020. The increase was primarily due to growth in shipments and improvement from unfavorable variances from lower production in the second quarter of 2020 resulting from the COVID-19 pandemic. Gross margin was 74.0% during the three months ended June 30, 2021 and 27.6% during the three months ended June 30, 2020.
Research and Development Expenses
Research and development expenses increased by $2.1 million, or 145.9%, to $3.5 million during the three months ended June 30, 2021, compared to $1.4 million during the three months ended June 30, 2020. The increase in research and development expense was primarily due to increases of $0.6 million in personnel related expenses including stock based compensation as we invested in research and development activities, $0.7 million of costs associated with our clinical trials, including fees paid to contract research organizations (“CROs”) and $0.8 million of increases in regulatory, facilities and other expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $6.5 million, or 58.6%, to $17.6 million during the three months ended June 30, 2021, compared to $11.1 million during the three months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily due to $5.2 million of payroll and personnel-related expenses including stock based compensation for our sales, marketing and administrative personnel, an increase of $1.4 million in advertising expenses, an increase of $0.7 million in insurance costs associated with being a public company, an increases of $0.6 million in global travel and conference related expenses, and an increase of $1.6 million in facility, service and other expenses. The increase in selling, general and administrative expenses was partially offset by $3.0 million from the write-off of deferred initial public offering costs in the second quarter of 2020,
Interest Expense and Income
Interest expense decreased by $0.7 million to $0.2 million during the three months ended June 30, 2021, compared to $0.9 million during the three months ended June 30, 2020 primarily due to lower average balances of our convertible notes and term loans during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Interest income increased by $0.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in interest income as a result of higher balances of our cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net decreased by $0.7 million to ($0.1) million during the three months ended June 30, 2021, compared to $0.6 million during the three months ended June 30, 2020, primarily due to a change in the fair value of derivative liabilities in 2020.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the period indicated:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue	$21,447	$12,291	$9,156	74.5%
Costs of goods sold	5,807	5,629	178	3.2%
Gross profit	15,640	6,662	8,978	134.8%
Operating expenses:
Research and development	6,540	2,991	3,549	118.7%
Selling, general and administrative	33,224	21,301	11,923	56.0%
Total operating expenses	39,764	24,292	15,472	63.7%
Loss from operations	(24,124)	(17,630)	(6,494)	36.8%
Interest income	207	89	118	132.6%
Interest expense	(423)	(1,811)	1,388	(76.6)%
Other income (expense), net	65	421	(356)	(84.6)%
Net loss before tax	(24,275)	(18,931)	(5,344)	28.2%
Income tax expense	147	143	4	2.8%
Net loss	$(24,422)	$(19,074)	$(5,348)	28.0%

Revenue
Revenue increased by $9.2 million, or 74.5%, to $21.4 million during the six months ended June 30, 2021, compared to $12.3 million during the six months ended June 30, 2020. The sale of products in the United States increased by $4.9 million to $10.9 million during the six months ended June 30, 2021, compared to $6.0 million for the six months ended June 30, 2020. The sale of products in international markets increased by $4.3 million to $10.6 million during the three months ended June 30, 2021, compared to $6.3 million for the six months ended June 30, 2020. The increase in revenue across regions was driven by a relative recovery in procedures in select markets as compared to the start of the COVID-19 pandemic in 2020.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.2 million, or 3.2%, to $5.8 million during the six months ended June 30, 2021, compared to $5.6 million during the six months ended June 30, 2020. The increase was primarily due to growth in shipments and improvement from unfavorable variances from lower production in 2020 resulting from the COVID-19 pandemic. Gross margin was 72.9% during the six months ended June 30, 2021 and 54.2% during the six months ended June 30, 2020.
Research and Development Expenses
Research and development expenses increased by $3.5 million, or 118.7%, to $6.5 million during the six months ended June 30, 2021, compared to $3.0 million during the six months ended June 30, 2020. The increase in research and development expense was primarily due to increases of $1.3 million in personnel related expenses including stock based compensation as we invested in research and development activities, $1.2 million of costs associated with our clinical trials, including fees paid to CROs and $1.0 million of increases in prototyping, testing, facilities and other expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $11.9 million, or 56.0%, to $33.2 million during the six months ended June 30, 2021, compared to $21.3 million during the six months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily due to $9.1 million of payroll and personnel-related expenses including stock based compensation for our sales, marketing and administrative personnel, an increase of $2.0 million in advertising expenses, an increase of $1.4 million in insurance costs associated with being a public company, and an increase of $2.6 million in facility and other expenses. These increases were offset by a decrease of $0.2 million in global travel and conference related expenses. The increase in selling, general and administrative expenses was also partially offset by $3.0 million from the write-off of deferred initial public offering costs in the second quarter of 2020.
Interest Expense and Income
Interest expense decreased by $1.4 million to $0.4 million during the six months ended June 30, 2021, compared to $1.8 million during the six months ended June 30, 2020 primarily due to lower average balances of our convertible notes and term loans during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 and a non-recurring loss on debt extinguishment of $0.4 million in the six months ended June 30, 2020 as we terminated the Oxford Agreement and replaced it with lower interest debt. Interest income increased by $0.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in interest income as a result of higher balances of our cash, cash equivalents and marketable securities balances.

Other Income (Expense), Net
Other income (expense), net decreased by $0.3 million to $0.1 million during the six months ended June 30, 2021, compared to $0.4 million during the six months ended June 30, 2020, primarily due to a change in the fair value of derivative liabilities in 2020.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $211.5 million, an accumulated deficit of $267.2 million, and $16.8 million outstanding under the CIBC Term Loan, net of debt discount.
Oxford Term Loan
From August 2014 until February 2020, we were party to a Loan and Security Agreement with Oxford (the “Oxford Agreement”), which provided us with the ability to borrow up to $20.0 million in term loans. The Oxford Agreement included a floating interest rate tied to LIBOR and included customary representations and warranties, restrictive covenants, events of default and other customary terms and conditions.
In connection with the closing of the Oxford Agreement in August 2014, we also entered into a Success Fee Agreement, which requires us to pay up to $2.5 million (the “Success Fee”) in the event of a sale or other disposition by us of all or substantially all of our assets, a merger or consolidation or an initial public offering (a Liquidity Event), in each case before August 28, 2021. We borrowed a total of $15.0 million principal amount of term loans under the Oxford Agreement, which based on the formula in the Success Fee Agreement, obligated us to pay a Success Fee of $1.9 million on the closing of our IPO in October 2020.
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
In the three and six months ended June 30, 2020, we recorded interest expense on the term loan of $0 million and $0.4 million, respectively.
We incurred fees and legal expenses of $0.1 million in connection with the Oxford Agreement and related Amendments, which were recorded as deferred financing costs and amortized to interest expense. We also paid $0.2 million in fees to Oxford which is reflected as a discount on the debt and was being accreted over the life of the term loan. In the three and six months ended June 30, 2020, we recorded interest expense related to deferred financing and debt issuance costs of $0 and less than $0.1 million, respectively.
Loan and Security Agreement with Boston Scientific Corp (“BSC”)
From May 2017 until January 2020, we were party to a Second Lien Loan and Security Agreement with Boston Scientific Corp (the “BSC Agreement”), which provided us with the ability to borrow up to $30.0 million in term loans. The BSC Agreement included a fixed interest rate of 8.96%. We borrowed $6.0 million in 2017, $12.0 million in 2018 and $6.0 million in January 2019 under the BSC Agreement.
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
CIBC Term Loan
On February 20, 2020, we executed a Loan and Security Agreement with Canadian Imperial Bank of Commerce (“CIBC”), which we subsequently amended on April 17, 2020, December 28, 2020 and March 29, 2021 (as amended, the “CIBC Agreement”). The CIBC Agreement provided us with the ability to borrow up to $32.0 million in debt financing consisting of $17.0 million advanced at the closing of the agreement (“Tranche A”), with the option to draw up to an additional $8.0 million (“Tranche B”) on or before February 20, 2022 and an additional $7.0 million (“Tranche C”) on or before February 20, 2022. Tranche B is conditioned upon achieving a trailing six-month revenue of at least $15.0 million as of the date of any Tranche B Borrowing, and Tranche C is conditioned upon achieving a trailing six-month revenue of at least $20.0 million as of the date of any Tranche C borrowing. The availability of Tranche B and Tranche C is further conditioned upon the joining of Pulmonx International Sàrl to the CIBC Agreement and the execution by Pulmonx International Sàrl of Swiss-law collateral documentation in favor of CIBC.
The loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The Tranche C loan will bear interest at a floating rate equal to 1.5% above the Wall Street Journal Prime Rate at any time. The loan is collateralized by substantially all of our assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. We may prepay the loan, subject to certain requirements. The CIBC Agreement includes customary restrictive covenants, financial covenants, events of default and other customary terms and conditions. In December 2020, to address certain post-close covenants for which we were not in compliance, we entered into a Second Amendment to the CIBC Agreement that extended the compliance date for certain post-close covenants to June 30, 2021. In March 2021, we entered into a Third Amendment to the CIBC Agreement which extended the loan maturity date from March 15, 2022 to February 20, 2025, and modified certain financial covenants. Per the amended terms, 36 equal payments of principal plus accrued interest will be due beginning March 31, 2022. The beginning of principal repayment can be extended to March 31, 2023 if the Company achieves three-month trailing revenue of at least $20.0 million as of February 20, 2022. The amendment was accounted for as a debt modification and no gain or loss was recognized. In June 2021, the Company entered into an amended and restated loan and security agreement with CIBC that extended the compliance date for certain post-close covenants to March 31, 2022.
We paid $0.4 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method. During each three months ended June 30, 2021 and 2020, we recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million, respectively. During the six months ended June 30, 2021 and 2020, we recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan was $0.2 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively. Interest expense on the CIBC Loan was $0.4 million and $0.3 million during the six months ended June 30, 2021 and 2020, respectively.
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

The 2020 Notes included embedded derivatives that were required to be bifurcated from the 2020 Notes and accounted for separately as a single, compound embedded derivative instrument under ASC 815, Derivatives (2020 Notes derivative liability). We determined that the share settled redemption in the case of a financing or an IPO discussed above represents an embedded derivative that is not clearly and closely related to the debt host and have accounted for these settlement alternatives as separate embedded derivative liability. The fair value of the 2020 derivative liability of $3.9 million was recorded on the issuance date of the 2020 Notes resulting in a debt discount, which is reported as a direct deduction from the face amount of the 2020 Notes. The 2020 derivative liability was remeasured to its fair value at the end of each reporting period and any change in fair value was recognized in other income (expense), net in the statements of operations and comprehensive loss. The fair value of the 2020 derivative liability upon the effectiveness of our IPO was recognized in the consolidated statements of operations and comprehensive loss and the derivative liability was extinguished.
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
Credit Agreement
In April 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement will bear no interest and is payable within 60 months after receipt of funds. As of June 30, 2021, Pulmonx International Sàrl did not make any repayment of credit agreement.
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
As of June 30, 2021, we had cash, cash equivalents and marketable securities of $211.5 million. Based on our current planned operations, we expect that our cash and cash equivalents will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the three months ended June 30, 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(22,362)	$(17,542)
Investing activities	(13,717)	13,463
Financing activities	3,306	32,707
Effect of exchange rate changes on cash and cash equivalents	(85)	183
Net increase (decrease) increase in cash and cash equivalents	$(32,858)	$28,811
Cash Flows from Operating Activities
Net cash used in operating activities was $22.4 million for the six months ended June 30, 2021. Cash used in operating activities was primarily a result of the net loss of $24.4 million, an increase in inventory of $3.1 million due to continued production to build inventory to meet projected increase in sales, an increase in accounts receivable of $2.7 million, and a decrease in lease liabilities of $1.1 million due to lease payments partially offset by an increase in accrued liabilities of $1.9 million and an increase in accounts payable of $0.3 million due to timing of payments to our vendors, and a decrease in prepaid expenses and other current assets of $0.2 million, stock-based compensation expense of $4.6 million, non-cash lease expense of $1.1 million, write-down of inventory of $0.7 million and depreciation and amortization expense of $0.3 million.
Net cash used in operating activities was $17.5 million for the six months ended June 30, 2020. Cash used in operating activities was primarily a result of the net loss of $19.1 million, an increase in inventory of $3.1 million due to continued production to build inventory to meet anticipated demand as we continue to gain commercial traction, a decrease of $0.8 million in accounts payable, a decrease in accrued liabilities of $1.7 million, an increase in lease liabilities of $0.2 million, and a non-cash credit resulting from the change in the fair value of derivative liabilities of $0.7 million partially offset by a decrease in accounts receivable of $2.9 million due to lower sales, a decrease in prepaid expenses and other current assets of $0.3 million, a decrease in other assets of $0.2 million, and non-cash charges for write-off of deferred offering costs of $3.0 million as we withdrew our registration statement for our initial public offering, stock-based compensation expense of $0.4 million, write-down of inventory due to obsolescence of $0.3 million, depreciation and amortization expense of $0.2 million, amortization of debt discount and debt issuance costs of $0.4 million, and non-cash lease expense of $0.5 million. The decreases in accounts payable, accrued liabilities, prepaid expenses and other current assets was due to timing of payments to our vendors and reduced activity related to the initial public offering after we withdrew our registration statement in May 2020.
Cash Flows from Investing Activities
Net cash used in investing activities in the six months ended June 30, 2021 was $13.7 million consisting of purchases of marketable securities of $15.3 million and purchases of property and equipment of $0.9 million partially offset by proceeds from maturities of marketable securities of $2.5 million.
Net cash provided by investing activities in the six months ended June 30, 2020 was $13.5 million consisting of proceeds from the maturity of short-term marketable securities of $13.6 million offset by purchases of property and equipment of $0.1 million.
Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2021 of $3.3 million primarily relates to proceeds from the exercise of stock options of $1.4 million and proceeds from issuance of common stock under the employee stock purchase plan of $2.0 million.
Net cash provided by financing activities in the six months ended June 30, 2020 of $32.7 million primarily relates to proceeds of $16.8 million from borrowing under the CIBC Agreement, net of lender fees and costs, proceeds of $33.0 million from the issuance of 2020 Notes, net of lender fees and costs, proceeds of $2.3 million from the exercise of warrants for Series C-1 preferred stock, proceeds of $0.5 million under the COVID-19 Credit Agreement partially offset by repayment of debt obligations of $17.2 million under the Oxford Agreement, payment of deferred offering costs of $2.5 million and payment of debt issuance cost of $0.2 million.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations as of June 30, 2021, as compared to those disclosed in in our Annual Report on Form 10-K filed with the SEC on March 15, 2021.

Off-Balance Sheet Arrangements
Through June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 15, 2021, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 15, 2021.
JOBS Act Accounting Election
The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have chosen to irrevocably “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash, cash equivalents and marketable securities of $211.5 million as of June 30, 2021, which consist of cash, money market funds, U.S. treasury bonds, U.S. government agency bonds, corporate bonds and commercial paper. We held cash in foreign banks of approximately $4.3 million at June 30, 2021 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $16.8 million under the CIBC Agreement with interest rate of 4.25% as of June 30, 2021. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 49.4% and 51.4% of our total revenue for the six months ended June 30, 2021 and 2020, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the six months ended June 30, 2021 by approximately $1.1 million and $0.7 million, respectively, with a net impact of $0.4 million on our net income. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the six months ended June 30, 2020 by approximately $0.6 million and $0.6 million, respectively, with a net impact of $0.1 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception. For the six months ended June 30, 2021 and June 30, 2020, we had net losses of $24.4 million and $19.1 million, respectively, and we expect to continue to incur additional losses. As of June 30, 2021, we had an accumulated deficit of $267.2 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the six months ended June 30, 2021 and 2020 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. The COVID-19 pandemic has had a material adverse impact on our business, financial condition and results of operations by decreasing and delaying procedures performed using our products, and the pandemic may continue to adversely impact our business, financial condition and results of operations in the future. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our products have been substantially impacted as healthcare organizations across the globe have prioritized the treatment of patients with COVID-19 or have altered their operations to respond to the pandemic. For example, in the United States, governmental authorities recommended, and, in certain cases, required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. As a result, the COVID-19 pandemic has adversely impacted the number of procedures using the Zephyr Valve as hospitals have had to focus on COVID-19 and as patients generally sought to postpone healthcare visits and treatments. The COVID-19 pandemic and related governmental and societal responses to mitigate its impact have caused, and may in the future cause, decreased demand for procedures using our products, a global slowdown of economic activity, volatility and disruption of financial markets, and changes in behavior of healthcare organizations.
The COVID-19-driven impact on procedure volumes extended into January and February of 2021. Beginning in March 2021, we observed indicators of recovery in our US markets, which was sustained through the second quarter. Despite these signs of recovery in our US markets, we may see regional variations in procedure volumes from a resurgence of the COVID-19 pandemic and its variants in some states. In international markets, our business faced continued pressure in April and May as a result of the spring COVID surge that led to a new wave of lockdowns across a number of markets in Europe. In June, we saw a recovery of sales in European markets as COVID-19 cases decreased and hospitals began to re-open to procedures. We cannot be certain that any recovery will be sustained, or that a further resurgence of COVID-19 will not occur, including, for example, in the U.S. and Europe where there are increasing cases from the Delta variant. We believe many of the measures adopted in response to, and challenges resulting, from COVID-19 may continue for the duration of the pandemic, which is uncertain, and could significantly reduce our revenue and adversely impact our business, financial condition and results of operations for the duration of the pandemic. As a result, we cannot assure you that our recent volume of Zephyr Valves sold are indicative of future results or that we will not experience additional adverse or materially adverse impacts associated with the COVID-19 pandemic. As the COVID-19 pandemic subsides, there may be a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals relating to a variety of medical conditions, and as a result, patients seeking treatment with Zephyr Valves may have to navigate limited provider capacity. This limited provider and hospital capacity could have a material adverse effect on our business, financial condition and results of operations once the pandemic subsides and following the end of the pandemic.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of June 30, 2021, commercial payors such as Aetna, Humana, Health Care Service Corporation, Highmark, Priority Health and Emblem Health have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
The Centers for Medicare & Medicaid Services (“CMS”) have established guidelines for the coverage and reimbursement of certain products and procedures by Medicare. In general, in order to be reimbursed by Medicare, a healthcare procedure furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received healthcare products and services. Any changes in federal legislation, regulations and policy affecting CMS coverage and reimbursement relative to the procedure using our products could have a material effect on our performance. While no national coverage determination (NCD) or local coverage determination (“LCD”) exists for endobronchial valves currently, CMS could develop an NCD, or one or more Medicare contractors could develop an LCD that either restricts coverage or restricts the patient population deemed appropriate for the treatment.
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
The research, development, marketing and sale of our current products and potential new and improved products or future product indications for which we receive regulatory clearance or approval depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us in clinical trials and in marketing, and as researchers, product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could negatively affect our business, financial condition and results of operations. At the same time, the medical device industry’s relationship with physicians is under increasing scrutiny by the U.S. Department of Health and Human Services Office of Inspector General (“OIG”), the U.S. Department of Justice (“DOJ”), the state attorneys general and other foreign and domestic government agencies. Our failure to comply with requirements governing the industry’s relationships with physicians or an investigation into our compliance by the OIG, the DOJ, state attorneys general and other government agencies, could negatively affect our business, financial condition and results of operations. Additional information regarding the laws impacting our relationships with physicians and other healthcare professionals can be found below under “Risks Related to Government Regulation and Our Industry.”
We rely on third parties to perform certain aspects of the CT scan analysis within the StratX Platform.
We rely on third-party service providers to upload and analyze CT scan data on the StratX Platform. In order to make the StratX Platform available to physicians, we contract with a third-party cloud service. This third-party cloud service enables physicians to upload CT scan data while removing protected health information (PHI) of patients from that data, in case the physicians have, inadvertently, not removed the PHI themselves. We also contract with additional third-party service providers to analyze the CT scan data using their proprietary software, and provide quantitative results via an easy-to-read report that we designed for our solution (“StratX Lung Report”). The StratX Lung Report is then made available to physicians in the third-party cloud service.
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
Although we require our third-party suppliers to supply us with components that meet our specifications and comply with applicable provisions of the FDA’s Quality System Regulation (“QSR”) and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the components meet our requirements, there is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner.
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
In February 2020, we executed a Loan and Security Agreement (the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), which provided us with the ability to borrow up to $32.0 million in debt financing. As of June 30, 2021, we have borrowed $17.0 million under the CIBC Agreement. See the sections entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital

Resources; Plan of Operation⸺2020 Notes", “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Term Loan" and the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through private placements of equity securities, debt financing arrangements and sales of our products. As of June 30, 2021, we had $211.5 million in cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $267.2 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities, together with available borrowings under the CIBC Agreement, will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
We expect to continue to make substantial investments in clinical trials that are designed to provide clinical evidence of the safety and efficacy of our solution. We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales territory managers and expanding our international sales and marketing programs to help promote awareness and increase adoption of our solution primarily among the approximately 800 pulmonologists performing interventional pulmonary procedures across approximately 500 high volume hospitals. In order to continue to grow our business, we will need to hire additional sales personnel to efficiently serve the market. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our solution, broaden the addressable market and expand indications, support regulatory submissions and demonstrate the clinical efficacy of our solution. Moreover, we expect to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and Securities and Exchange Commission (“SEC”) compliance, investor relations and other expenses. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future. Our future capital requirements will depend on many factors, including:
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
Sales in markets outside of the United States accounted for approximately 49.4% and 51.4% of our revenue for the six months ended June 30, 2021 and June 30, 2020, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
In the ordinary course of our business, we may become exposed to, or collect and store sensitive data, including procedure-based information, PHI, credit card, and other financial information, insurance information, and other potentially personally identifiable information. For example, we may fail to remove all PHI from CT scan data on the StratX Platform. We also store sensitive intellectual property and other proprietary business information. Although we are in the process of implementing policies and procedures designed to ensure compliance with applicable data security and privacy-related laws and regulations and we take measures to protect sensitive information from unauthorized access or disclosure, our information technology (IT) and infrastructure, and other technology partners and providers, may be vulnerable to cyber-attacks by hackers or viruses, breaches, bugs or worms, employee error, malfeasance, denial-of-service attacks (such as credential suffering), or other disruptions. In addition to traditional computer “hackers” and threat actors, sophisticated nation-state, nation-state supported, and criminal threat actors now engage in attacks, including advanced persistent threat intrusions and ransomware attacks, the latter of which are becoming increasingly prevalent and severe. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).

Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services.
We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided or used by third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The use of cloud-based computing creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. For example, companies have recently experienced an increase in phishing and social engineering attacks from third-parties. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers and we do not carry cyber insurance, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources. Although the aggregate impact of cybersecurity incidents on our operations and financial condition has not been material to date, we have occasionally been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems or other information technology infrastructure change frequently and may not be detected until after an incident has occurred. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. We cannot assure you, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns and breaches could negatively affect our business, financial condition and results of operations and our reputation.
If we or our third-party service providers experience, or are perceived to have experienced, material security breaches, it may result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; or orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. Security incidents could also result in indemnity obligations, negative publicity and financial loss. Security incidents and vulnerabilities may cause some of our customers and users to stop using our services and our failure, or perceived failure, to meet expectations with regard to the security, integrity, availability and confidentiality of our systems and sensitive data could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. Any of these results could harm our growth prospects, our business and our reputation. Moreover, security incidents can result in the diversion of funds, and interruptions, delays, or outages in our operations and services, including due to ransomware attacks. Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions to our operations and adversely impact the confidentiality, integrity and availability of sensitive, proprietary or confidential information, and prevent us from administering our business.
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
As we grow our international presence and global operations, we will be increasingly exposed to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act (“FCPA”), and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). In addition, the U.K. Bribery Act of 2010 (“Bribery Act”) prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that fails to prevent bribery by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented adequate procedures to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.
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
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”) a corporation that undergoes an ownership change, generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.
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
In order to sell our products in member countries of the European Economic Area (“EEA”), our products must comply with the essential requirements of the European Union Medical Devices Directive (Council Directive 93/42/EEC) (“MDD”) and the Active Implantable Medical Devices Directive (Council Directive 90/385/EEC). Compliance with these requirements is a prerequisite to be able to affix the Conformité Européene (CE) mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an European Commission Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the MDD, a conformity assessment procedure requires the intervention by a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EEA.
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
In addition, under the FDA’s medical device reporting regulations (“MDRs”), we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDRs. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which will negatively affect our business, financial condition and results of operations, including our ability to market our products in the future.
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
•the federal Physician Payments Sunshine Act, created under the Patient Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) and its implementing regulations, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on covered entities, including certain healthcare providers, health plans and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors; HIPAA also created criminal liability for, among other things, knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the Federal Drug & Cosmetic Act (“FDCA”), which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
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
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation (“GDPR”), which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union (including health data).

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
Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s QSR and the European Union Medical Devices Directive (Council Directive 93/42/EEC) (“MDD”), both of which cover procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of Zephyr Valves. We are also subject to similar state requirements and licenses, and to ongoing International Organization for Standardization (ISO) compliance in all operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, European Union Notified Bodies and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would negatively affect our business, financial condition and results of operations. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

We are registered with the FDA as a manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health (“CDPH”) to determine our compliance with the QSR and other regulations at our manufacturing facility, and these inspections may include the manufacturing facilities of our suppliers. Our design facilities in Redwood City, California were most recently audited by the FDA in November 2016 and no observations resulting in a warning letter were identified. We believe that we are in compliance, in all material respects, with the QSR.
We also maintain a certificate of registration for the design, manufacture, service, and distribution of our product from British Standards Institution (“BSI”) in the Netherlands, our European Notified Body. Most recently, BSI completed an ISO 13485 surveillance audit of our design, manufacturing and service operations in April 2020 and we believe that we are in compliance, in all material respects, with the MDD.
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
•we may not reach agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, former President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain fees mandated by the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. In addition, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future, including congressional legislation to modify or replace the Affordable Care Act or elements of the Affordable Care Act. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business, financial condition and results of operations.
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
•our ability to generate revenue and achieve or maintain profitability; and

•the availability of capital.
Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. In addition, changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our current and future products. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
We are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA and, in the European Union and the EEA, the General Data Protection Regulation (“GDPR”). New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020 and creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information.

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
As of June 30, 2021, we had outstanding 36,580,617 shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.
Further, as of June 30, 2021, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file on our behalf or for other stockholders.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own approximately 25% of our outstanding common stock as of June 30, 2021. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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

We are currently an “emerging growth company” and a “smaller reporting company” and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are currently an “emerging growth company,” as defined in the JOBS Act, though we expect we will no longer be an emerging growth company as of December 31, 2021. While we remain an emerging growth company, we have taken and may continue to take advantage of certain exemptions from various requirements applicable to other public companies that are not “emerging growth companies” including, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We have not elected to use the extended transition period under the JOBS Act which would have allowed us to delay implementing new accounting standards, and, therefore, we will be subject to the same accounting standards as other public companies that are not “emerging growth companies.”
We are also a “smaller reporting company,” as defined in the Exchange Act. We have historically taken, and may continue to take advantage of certain reduced disclosures available to smaller reporting companies through the filing of our Annual Report on Form 10-K for the year ending December 31, 2021.
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

There were no sales of unregistered securities during the six months ended June 30, 2021.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

4.1	Form of common stock certificate of Pulmonx Corporation	S-1/A	333-248635	4.1	September 24, 2020

4.2	Amended and Restated Investors’ Rights Agreement by and among Pulmonx Corporation and certain of its stockholders, dated April 16, 2019	S-1/A	333-248635	4.2	September 24, 2020

10.1	First Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated June 17, 2021					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
___________________
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on the 10th day of August, 2021.

PULMONX CORPORATION

By:	/s/Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

By:	/s/Derrick Sung
Derrick Sung, Ph.D.
Chief Financial Officer