Form 10-Q
period 2021-09-30
Pulmonx Corp
filed 2021-11-09
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2021 there were 36,838,698 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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
ii

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$188,075	$231,561
Restricted cash	231	231
Short-term marketable securities	11,774	—
Accounts receivable, net	6,919	4,228
Inventory	14,985	10,741
Prepaid expenses and other current assets	5,660	3,228
Total current assets	227,644	249,989
Long-term marketable securities	2,798	—
Property and equipment, net	4,703	1,474
Goodwill	2,333	2,333
Intangible assets, net	308	400
Right of use assets	8,474	8,976
Other long-term assets	558	536
Total assets	$246,818	$263,708

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$4,434	$1,472
Accrued liabilities	12,374	8,651
Income taxes payable	—	94
Deferred revenue	157	71
Term loan, current	3,306	—
Current lease liabilities	1,946	2,238
Total current liabilities	22,217	12,526
Deferred tax liability	70	62
Long-term lease liabilities	7,440	7,618
Credit arrangement	537	564
Term loan	13,547	16,804
Other long-term liabilities	179	—
Total liabilities	43,990	37,574
Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 36,820,407 shares issued and outstanding as of September 30, 2021 and 35,693,753 shares issued and outstanding as of December 31, 2020	37	36
Additional paid-in capital	479,636	467,147
Accumulated other comprehensive income	1,544	1,685
Accumulated deficit	(278,389)	(242,734)
Total stockholders’ equity	202,828	226,134
Total liabilities, preferred stock and stockholders’ equity	$246,818	$263,708
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$13,261	$10,612	$34,708	$22,903
Cost of goods sold	3,522	3,150	9,329	8,779
Gross profit	9,739	7,462	25,379	14,124
Operating expenses
Research and development	2,815	1,997	9,355	4,988
Selling, general and administrative	16,686	10,813	50,962	32,114
Total operating expenses	19,501	12,810	60,317	37,102
Loss from operations	(9,762)	(5,348)	(34,938)	(22,978)
Interest income	99	9	306	98
Interest expense	(207)	(1,103)	(630)	(2,914)
Other income (expense), net	(267)	2,631	(202)	3,052
Net loss before tax	(10,137)	(3,811)	(35,464)	(22,742)
Income tax expense	44	49	191	192
Net loss	(10,181)	(3,860)	(35,655)	(22,934)
Other comprehensive income (loss)
Currency translation adjustment	65	33	(141)	281
Change in unrealized losses on marketable securities	—	—	—	(6)
Total other comprehensive income (loss)	65	33	(141)	275
Comprehensive loss	$(10,116)	$(3,827)	$(35,796)	$(22,659)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(1.37)	$(0.99)	$(10.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,449,399	2,814,798	35,958,217	2,220,734
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2021	35,693,753	$36	$467,147	$1,685	$(242,734)	$226,134
Issuance of common stock upon exercise of stock options	122,856	—	273	—	—	273
Repurchase of early exercised common stock options	(12,945)	—	—	—	—	—
Change in shares subject to repurchase	—	—	66	—	—	66
Stock-based compensation expense	—	—	2,462	—	—	2,462
Currency translation adjustment	—	—	—	(272)	—	(272)
Change in unrealized losses on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(12,512)	(12,512)
Balances at March 31, 2021	35,803,664	36	469,948	1,410	(255,246)	216,148
Issuance of common stock upon exercise of stock options	653,609	—	1,133	—	—	1,133
Issuance of shares pursuant to Employee Stock Purchase Plan	123,344	—	1,992	—	—	1,992
Change in shares subject to repurchase	—	—	12	—	—	12
Stock-based compensation expense	—	—	2,476	—	—	2,476
Currency translation adjustment	—	—	—	66	—	66
Change in unrealized gains on marketable securities	—	—	—	3	—	3
Net loss	—	—	—	—	(12,962)	(12,962)
Balances at June 30, 2021	36,580,617	36	475,561	1,479	(268,208)	208,868
Issuance of common stock upon vesting of restricted stock units	20,831	—	—	—	—	—
Issuance of common stock upon exercise of stock options	197,824	1	315	—	—	316
Issuance of shares pursuant to Employee Stock Purchase Plan	21,135	—	660	—	—	660
Change in shares subject to repurchase	—	—	64	—	—	64
Stock-based compensation expense	—	—	3,036	—	—	3,036
Currency translation adjustment	—	—	—	65	—	65
Net loss	—	—	—	—	(10,181)	(10,181)
Balances at September 30, 2021	36,820,407	$37	$479,636	$1,544	$(278,389)	$202,828

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at January 1, 2020	17,583,150	$205,339	2,100,203	$2	$21,750	$1,373	$(210,503)	$(187,378)
Issuance of Series C-1 convertible preferred stock upon exercise of warrants	213,876	2,260	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	7,164	—	11	—	—	11
Change in shares subject to repurchase	—	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	209	—	—	209
Currency translation adjustment	—	—	—	—	—	282	—	282
Change in unrealized losses on marketable securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(7,163)	(7,163)
Balances at March 31, 2020	17,797,026	207,599	2,107,367	2	21,972	1,650	(217,666)	(194,042)
Issuance of common stock upon exercise of stock options	—	—	925	—	1	—	—	1
Change in shares subject to repurchase	—	—	—	—	63	—	—	63
Stock-based compensation expense	—	—	—	—	159	—	—	159
Currency translation adjustment	—	—	—	—	—	(34)	—	(34)
Change in unrealized losses on marketable securities	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(11,911)	(11,911)
Balances at June 30, 2020	17,797,026	207,599	2,108,292	2	22,195	1,615	(229,577)	(205,765)
Issuance of common stock upon exercise of stock options	—	—	1,703,532	2	2,643	—	—	2,645
Repurchase of early exercised common stock options	—	—	(10,000)	—	—	—	—	—
Change in shares subject to repurchase	—	—	—	—	(460)	—	—	(460)
Stock-based compensation expense	—	—	—	—	518	—	—	518
Currency translation adjustment	—	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	—	(3,860)	(3,860)
Balances at September 30, 2020	17,797,026	$207,599	3,801,824	$4	$24,896	$1,648	$(233,437)	$(206,889)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(35,655)	$(22,934)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,179	886
Employee stock purchase plan expense	2,339	—
Change in fair value of derivative liabilities	—	(3,209)
Allowance for doubtful accounts	(1)	(7)
Inventory write-downs	972	380
Depreciation and amortization expense	493	355
Amortization of debt discount and debt issuance costs	89	901
Write-off of deferred offering costs	—	3,030
Amortization of premiums and discounts on short-term marketable securities	37	(35)
Non-cash lease expense	1,766	955
Net changes in operating assets and liabilities:
Accounts receivable	(2,819)	336
Inventory	(5,006)	(3,944)
Prepaid expenses and other current assets	(2,399)	412
Other assets	(32)	71
Accounts payable	2,904	(166)
Accrued liabilities	3,291	310
Income taxes payable	(87)	(85)
Lease liabilities	(1,849)	(554)
Deferred tax liability	11	10
Deferred revenue	90	(83)
Net cash used in operating activities	(30,677)	(23,371)
Cash flows from investing activities
Purchases of investments	(21,608)	—
Maturities of short-term marketable securities	7,000	13,605
Purchases of property and equipment	(2,523)	(218)
Net cash (used in) provided by investing activities	(17,131)	13,387
Cash flows from financing activities
Proceeds from borrowing under term loans, net of payment of lender fees and costs	—	16,764
Proceeds from Credit Agreement	—	527
Repayment of term loans	—	(17,248)
Proceeds from the issuance of convertible note, net of payment of lender fees and costs	—	32,950
Proceeds from Paycheck Protection Program loan	—	2,666
Repayment of Paycheck Protection Program loan	—	(2,666)
Payments of debt issuance cost	(41)	(162)
Payments of deferred offering costs	—	(2,727)
Proceeds from exercise of warrants for Series C-1 convertible preferred stock	—	2,261
Proceeds from exercise of common stock options	1,721	2,722
Proceeds from issuance of common stock under the employee stock purchase plan	2,652	—
Payments for repurchase of early exercised common stock options	(26)	(21)
Net cash provided by financing activities	4,306	35,066
Effect of exchange rate changes on cash and cash equivalents	16	188
Net (decrease) increase in cash and cash equivalents	(43,486)	25,270

Cash, cash equivalents and restricted cash, at beginning of the period	231,792	14,767
Cash, cash equivalents and restricted cash, at end of the period	$188,306	$40,037
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$188,075	$39,806
Restricted cash	231	231
Cash, cash equivalents and restricted cash in consolidated balance sheets	$188,306	$40,037

Supplemental non-cash items:
Lapse (increase) in repurchase rights of common stock	$142	$(395)
Purchases of property and equipment in accounts payable	$1,065	$288
Accrued interest for convertible note	$—	$788
Issuance of derivative instrument related to convertible notes	$—	$3,900
Operating lease right of use assets obtained in exchange for new lease liabilities	$1,265	$3,882
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$283	$149
Cash paid for interest	$602	$2,880
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.    Formation and Business of the Company
The Company
Pulmonx Corporation (the “Company”) was incorporated in the state of California in December 1995 as Pulmonx and reincorporated in the state of Delaware in December 2013. The Company is a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”). The Company’s solution, which is comprised of the Zephyr Endobronchial Valve (“Zephyr Valve”), the Chartis Pulmonary Assessment System (“Chartis System”) and the StratX Lung Analysis Platform (“StratX Platform”), is designed to treat a broad pool of patients for whom medical management has reached its limits and either do not want or are ineligible for surgical approaches. The Company has subsidiaries in Germany, Switzerland, Australia, the United Kingdom, the Netherlands, Italy, France and Hong Kong.
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $278.4 million as of September 30, 2021. During the nine months ended September 30, 2021 and September 30, 2020, the Company used $30.7 million and $23.4 million of cash in its operating activities, respectively. As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $202.6 million. Historically, the Company’s activities have been financed through private placements of equity securities, debt and sale of common stock in the IPO.
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
Impact of the COVID-19 Pandemic
In response to the novel coronavirus, or COVID-19 pandemic, numerous state and local jurisdictions imposed travel bans, restrictions, social distancing requirements, quarantines, stay-at-home orders and other significant measures beginning in March 2020. In the markets in which we operate, elective, specialty and other procedures and appointments were suspended or canceled. The COVID-19 pandemic significantly delayed and decreased the number of procedures performed using the Company’s products. As a result, we experienced a material adverse impact on our business, financial condition and results of operations in 2020. Beginning in March 2021, we

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

observed indicators of recovery in our US markets, which continued in the second quarter. During the third quarter of 2021, procedure volumes were again adversely impacted in the U.S. in certain regions that were affected by the Delta variant of COVID-19. In certain international markets in Europe, our business recovered during the third quarter of 2021, due to procedure volumes increasing as COVID-19 cases gradually declined through the quarter. We may continue to see regional variations in procedure volumes in our markets from the COVID-19 pandemic and its variants.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
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
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 15, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2021 and condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 and condensed consolidated cash flows for the nine months ended September 30,

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

2021 and 2020 have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of September 30, 2021 and December 31, 2020, the Company also had cash on deposit with foreign banks of approximately $4.0 million and $5.6 million, respectively, that was not federally insured.
The Company earns revenue from the sale of its products to distributors and other customers such as hospitals. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the nine months ended September 30, 2021 and 2020. The Company’s accounts receivable are derived from revenue earned from distributors and customers. The Company performs ongoing credit evaluations of its customers’ and distributors’ financial condition and generally requires no collateral from its customers and distributors. At September 30, 2021 and December 31, 2020, no customer or distributor accounted for more than 10% of accounts receivable. During the three and nine months ended September 30, 2021 and September 30, 2020, no customer or distributor accounted for more than 10% of revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO, are capitalized and recorded on the balance sheet. During the year ended December 31, 2020, the Company wrote off

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

deferred offering costs of $3.0 million as, in May 2020, the Company withdrew its registration statement that was filed with the SEC in February 2020. After the registration statement was withdrawn in May 2020, an additional $1.8 million in deferred offering costs were incurred related to the Company’s October 2020 IPO. In connection with the IPO, all deferred offering costs incurred after May 2020 were recorded as reduction of the gross proceeds from the IPO in the additional paid-in capital on the accompanying balance sheet as of December 31, 2020. There were no deferred offering costs capitalized as of September 30, 2021.
Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in the Netherlands are the U.S. dollar. The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiary in Italy is the Euro. Accordingly, asset and liability accounts of Switzerland, Germany, Australia, the United Kingdom, Italy and Hong Kong operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and was $0.1 million and less than $0.1 million during the three months ended September 30, 2021 and 2020, respectively, and $(0.1) million and $0.3 million during the nine months ended September 30, 2021 and 2020, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and was $(0.3) million and $0.1 million during the three months ended September 30, 2021 and 2020, respectively, and $(0.2) million and $(0.2) million during the nine months ended September 30, 2021 and 2020, respectively.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$234	$—	$—	$234
Cash equivalents	234	—	—	234
U.S. Treasury bonds	4,803	—	—	4,803
U.S. Government agency bonds	—	3,513	—	3,513
Corporate bonds	—	760	—	760
Commercial paper	—	5,496	—	5,496
Marketable securities	4,803	9,769	—	14,572
Total financial assets	$5,037	$9,769	$—	$14,806
There were no liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2021.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,533	$—	$—	$10,533
Cash equivalents	10,533	—	—	10,533
Total financial assets	$10,533	$—	$—	$10,533
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2020.
The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Treasury bonds	$4,803	$—	$—	$4,803
U.S. Government agency bonds	3,513	—	—	3,513
Corporate bonds	760	—	—	760
Commercial paper	5,496	—	—	5,496
Marketable securities	$14,572	$—	$—	$14,572
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				$11,774
Long-term marketable securities				2,798
Marketable securities				$14,572
The Company did not have any marketable securities as of December 31, 2020.
Accrued interest receivable on marketable securities of less than $0.1 million is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
The Company valued a Success Fee derivative liability based on the Success Fee amount of $1.9 million and the probability and estimated timing of a liquidity event. On October 5, 2020, the Success Fee derivative liability was settled upon the Company payment of $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC.
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
As of September 30, 2020, the Company assumed the 2020 Notes would be converted pursuant to a qualified initial public offering (Note 6), as the IPO was highly likely to occur as of September 30, 2020. As a result, the Company concluded that the 2020 Notes derivative had no value upon the closing of the IPO, because value of the notes with and without the derivative was the same.
The change in fair value of derivative liabilities is summarized below (in thousands):

	Success Fee Derivative Liability	2020 Notes Derivative Liability
Beginning fair value, January 1, 2020	$1,165	$—
Fair value at inception	—	3,900
Change in fair value	691	(3,900)
Ending fair value, September 30, 2020	$1,856	$—
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Cash	$187,841	$221,028
Cash equivalents:
Money market funds	234	10,533
Total cash and cash equivalents	$188,075	$231,561
Inventory
Inventory consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$3,486	$3,342
Work in process	708	227
Finished goods	10,791	7,172
Total inventory	$14,985	$10,741

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid expenses	$1,690	$381
Prepaid insurance	3,140	2,131
VAT receivable	311	339
Other current assets	519	377
Total prepaid expenses and other current assets	$5,660	$3,228
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Machinery and equipment	$1,651	$1,447
Computer equipment and software	1,714	1,062
Furniture and fixtures	239	229
Leasehold improvements	583	57
Construction in progress	2,655	452
Total	6,842	3,247
Less: accumulated depreciation	(2,139)	(1,773)
Property and equipment, net	$4,703	$1,474
Depreciation expense for the three months ended September 30, 2021 and September 30, 2020 was $0.2 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and September 30, 2020 was $0.4 million and $0.3 million, respectively.
Goodwill
Goodwill was $2.3 million as of September 30, 2021 and December 31, 2020 arising from the Company’s acquisition of Emphasys Medical, Inc, in March 2009. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill in nine months ended September 30, 2021 and 2020. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through September 30, 2021, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the nine months ended September 30, 2021.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Intangible Assets
Intangible assets consist of the following (in thousands):

	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,382)	$276
Trademarks	191	(159)	32
Total intangible assets	$1,849	$(1,541)	$308

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,299)	$359
Trademarks	191	(150)	41
Total intangible assets	$1,849	$(1,449)	$400
Amortization expense relating to the intangibles totaled less than $0.1 million and less than $0.1 million during the three months ended September 30, 2021 and September 30, 2020, respectively. Amortization expense relating to the intangibles totaled $0.1 million and $0.1 million during each nine months ended September 30, 2021 and September 30, 2020, respectively.
Future amortization expense is as follows as of September 30, 2021 (in thousands):

2021 (remaining three months)	$31
2022	123
2023	123
2024	31
Total amortization expense	$308
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued employee bonuses and commissions	$3,253	$2,374
Accrued vacation	1,787	1,810
Other accrued personnel related expenses	2,328	1,368
Accrued professional fees	2,840	1,313
Sales taxes, franchise tax and VAT	616	521
Liability for early exercise of stock options	460	629
Accrued inventory purchases	229	57
Other	861	579
Total accrued liabilities	$12,374	$8,651

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
During the three and nine months ended September 30, 2020, the Company recorded interest expense related to deferred financing and debt issuance costs of Oxford Finance Loan of $0 and less than 0.1 million, respectively.
Interest expense on the term loan amounted to $0 and $0.4 million during the three and nine months ended September 30, 2020, respectively.
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
As of September 30, 2021, the CIBC Loan had an annual effective interest rate of 4.78% per year.
The financial covenants in the CIBC Agreement require that, when the cash and cash equivalents of the Company is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to or greater than the Adjusted EBITDA loss as defined in the CIBC Agreement for the four-month period ending on any date of determination. As of September 30, 2021, the Company was in compliance with all covenants contained in CIBC Agreement.
The CIBC Loan consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Term loan	$17,000	$17,000
Less: debt issuance costs	(147)	(196)
Term loan	$16,853	$16,804

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Company paid $0.4 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During each three months ended September 30, 2021 and 2020, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.2 million and $0.2 million during the three months ended September 30, 2021 and 2020, respectively. Interest expense on the CIBC Loan amounted $0.6 million and $0.5 million during the nine months ended September 30, 2021 and 2020, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly-owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received $0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement bears no interest and is payable within 60 months after receipt of funds. As of September 30, 2021, Pulmonx International Sàrl did not make any repayment of credit agreement.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

During the three and nine months ended September 30, 2020, the Company recorded interest expense of 0.9 million and $1.6 million on the 2020 Notes, respectively.
At September 30, 2021, the Company retained the ability to draw up to an additional $33.0 million under the 2020 Notes Agreement until the maturity date in April 2022. The Company’s obligations with respect to the 2020 Notes are unsecured and subordinated to its obligations with respect to the CIBC Loan. The 2020 Notes have customary events of default.
Contractual Maturities of Financing Obligations
As of September 30, 2021, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

2021 (remaining three months)	$182
2022	5,369
2023	6,078
2024	5,837
2025	1,487
Total	18,953
Less: interest	(1,415)
Less: unamortized debt discount	(148)
Term loan and credit agreement	$17,390
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.2 million and $0.1 million as of September 30, 2021 and December 31, 2020, respectively. The deferred revenue as of December 31, 2019 was $0.2 million, which was recognized as revenue during the year ended December 31, 2020. The deferred revenue as of December 31, 2020 was $0.1 million, which was recognized as revenue during the nine months ended September 30, 2021.
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
In September 2020, the Company amended a sublease agreement entered into in April 2020, to include additional facility space in Redwood City, California for a four-year term. The amendment was accounted as a separate sublease agreement. The sublease agreement contained a rent-free period through February 14, 2021, after which rent is approximately $0.1 million per month and is subject to an annual increase of 3.5%. The Company is responsible for its share of real estate taxes, common area maintenance and management fees. The Company is eligible to receive a tenant improvement allowance of $0.7 million to fund facility enhancements. The sublease agreement can be extended for an additional twelve-month period, at the Company’s option. For accounting purposes, the lease term is 4 years as it is not reasonably certain that the Company will exercise the renewal option. The amendment also changed the lease term of the existing sublease agreement entered into in April 2020, which was extended until May 31, 2024, but left the early termination clause unchanged. In September 2021, the Company determined that it was not probable that the early termination clause would be exercised as capital expenditures on the facility build-out created sufficient disincentive to terminate the lease early. The lease term was reevaluated and extended from November 30, 2021 to May 31, 2024.
Operating lease cost consists of the following (in thousands):

	Nine months ended September 30,
	2021	2020
Operating lease cost	$2,117	$1,322
Short-term lease cost	13	9
Variable lease cost	484	227
Total lease cost	$2,614	$1,558
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of September 30, 2021 (in thousands):

2021 (remaining three months)	$682
2022	2,586
2023	3,342
2024	2,820
2025	1,007
Total minimum lease payments	10,437
Less: Amount of lease payments representing interest	1,051
Present value of future minimum lease payments	$9,386
Less: Current lease liabilities	1,946
Long-term lease liabilities	$7,440

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	September 30, 2021	December 31, 2020
Right of use asset	$8,474	$8,976
Weighted average remaining lease term (years)	3.41	4.13
Weighted average discount rate (percent)	6.0	6.1
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$2,127	$963
Right-of-use assets obtained in exchange for lease liabilities	$1,265	$3,882
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
9.    Income Taxes
The income tax expense for the three months ended September 30, 2021 and September 30, 2020 was less than $0.1 million and less than $0.1 million, respectively. The income tax expense for the nine months ended September 30, 2021 and September 30, 2020 was $0.2 million and $0.2 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
The income tax expense for the nine months ended September 30, 2021 and 2020 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted in March 2020 did not provide an income tax benefit for the Company given its historical U.S. losses and a full valuation allowance against its net U.S. deferred tax assets.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

10.    Warrants for Convertible Preferred Stock
In January and February 2020, warrants to purchase 213,876 shares of Series C-1 convertible preferred stock were exercised at an exercise price of $10.57 per share, yielding $2.3 million cash proceeds. Warrants to purchase 1,415 shares of Series C-1 convertible preferred stock warrants expired unexercised.
As of September 30, 2021 and December 31, 2020, no Series C-1 convertible preferred stock warrants were outstanding.
11.    Convertible Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is not authorized to issue any shares of convertible preferred stock.
Upon the closing of the IPO in October 2020, all outstanding shares of the convertible preferred stock converted into 17,797,026 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There was no issued and outstanding convertible preferred stock as of September 30, 2021 and December 31, 2020.
12.    Stockholders’ Equity
Common Stock
As of September 30, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	September 30,	December 31,
	2021	2020
Common stock options issued and outstanding	2,256,261	2,923,403
Common stock available for future grants	3,782,355	3,233,794
Common stock available for ESPP	932,458	720,000
Total	6,971,074	6,877,197

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Stock Option Plan
A summary of stock option activity for the nine months ended September 30, 2021 is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2021	2,923,403	$4.72
Options granted	421,200	43.79
Options exercised	(974,289)	1.77
Options canceled	(114,053)	11.26
Balance, September 30, 2021	2,256,261	$12.96

The weighted average exercise price and aggregate intrinsic value of options outstanding at September 30, 2021 was $12.96 per share and $55.6 million, respectively.

	September 30, 2021
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	693,952	$5.61	6.89
Options vested and expected to vest	2,256,261	$12.96	8.31
Total intrinsic value of options vested as of September 30, 2021 was $21.2 million.
Early Exercise of Stock Options
Under the terms of the individual option grants, all options are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options may be exercised prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the nine months ended September 30, 2021, the Company repurchased 12,945 shares of common stock for less than $0.1 million. During the nine months ended September 30, 2020, the Company repurchased 10,000 shares of common stock for less than $0.1 million. As of September 30, 2021 and December 31, 2020, 258,000 and 355,677 shares, respectively, were subject to repurchase, with an aggregate exercise price of $0.5 million and $0.6 million, respectively, and were recorded in other current liabilities.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2021	—	$—
Granted	467,270	$43.40
Vested	(20,831)	$43.40
Canceled	(12,751)	$43.70
Unvested, September 30, 2021	433,688	$43.40
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$154	$37	$364	$67
Research and development	336	63	942	96
Selling, general and administrative	2,448	418	6,212	723
Total	$2,938	$518	$7,518	$886
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options and restricted stock units	$2,672	$518	$5,231	$886
ESPP	266	—	2,287	—
Total	$2,938	$518	$7,518	$886
Stock-based compensation of $0.2 million and $0.8 million were capitalized into inventory for the three and nine months ended September 30, 2021, respectively. No stock-based compensation was capitalized into inventory for the three and nine months ended September 30, 2020, respectively. Stock-based compensation capitalized in prior periods of $0.2 million and $0.4 million were recognized as cost of sales in the three and nine months ended September 30, 2021.
As of September 30, 2021, there was $36.0 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 3.4 years.
As of September 30, 2021, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $0.2 million, which is expected to be recognized over a weighted-average period of 0.4 years.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

13.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(10,181)	$(3,860)	$(35,655)	$(22,934)
Denominator
Weighted-average common stock outstanding	36,721,310	2,951,564	36,252,811	2,389,145
Less: weighted-average common shares subject to repurchase	(271,911)	(136,766)	(294,594)	(168,411)
Weighted-average common shares used to compute basic and diluted net loss per share	36,449,399	2,814,798	35,958,217	2,220,734
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(1.37)	$(0.99)	$(10.33)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of September 30,
	2021	2020
Convertible preferred stock	—	17,797,026
Options to purchase common stock	2,256,268	2,940,930
Unvested early exercised common stock options	258,000	381,387
Unvested restricted stock units	433,688	—
Shares committed under ESPP	9,897	—
Convertible notes*	—	2,561,484
Total	2,957,853	23,680,827
______________
*At September 30, 2020, the conversion of the 2020 Notes into convertible preferred stock was dependent on the outstanding loan balance including accrued interest and the per share conversion price (see Note 6). Upon closing the IPO, on October 5, 2020, the aggregate outstanding principal amount plus accrued interest under the 2020 Notes converted into 2,561,484 shares of common stock, which was used to determine the number of common stock issuable upon conversion of the 2020 Notes.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$6,860	$5,345	$17,716	$11,315
Europe, Middle-East and Africa (“EMEA”)	5,608	4,440	14,401	9,703
Asia Pacific	756	827	2,542	1,846
Other International	37	—	49	39
Total	$13,261	$10,612	$34,708	$22,903
Revenue from Germany and France represented 16% and 9%, respectively of total revenue for the three months ended September 30, 2021. Revenue from Germany and France represented 16% and 10%, respectively of total revenue for the three months ended September 30, 2020. Revenue from Germany and France represented 13% and 9%, respectively of total revenue for the nine months ended September 30, 2021. Revenue from Germany and France represented 18% and 9%, respectively of total revenue for the nine months ended September 30, 2020.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2021	2020
United States	$4,654	$1,437
EMEA	44	29
Asia Pacific	5	8
Total	$4,703	$1,474
15.    Correction of Immaterial Misstatement in Prior Period Financial Statements
In connection with the preparation of the unaudited condensed consolidated financial statements for the three months ended September 30, 2021, the Company identified an immaterial understatement of previously reported accrued liabilities and selling, general and administrative expenses related to social contribution expenses related to the exercise of stock options in certain European countries that occurred in the periods ended March 31, 2021 and June 30, 2021, which impacted previously filed financial statements for the three months ended March 31, 2021, and for the three and six months ended June 30, 2021.
In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company believes that the impact was not material to the financial statements for the three months ended March 31, 2021, and for the three and six months ended June 30, 2021, based on an evaluation of both quantitative and qualitative factors. As a result, the Company determined that correcting the prior period financial statements for such immaterial errors would not require the Form 10-Q for the quarterly period ended March 31, 2021 and the Form 10-Q for the quarterly period ended June 30, 2021 to be amended. The Company has elected to revise the condensed consolidated balance sheet as of March 31, 2021 and June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and three and six months ended June 30, 2021, the condensed consolidated statements of cash flow for the three months ended March 31, 2021, and six months ended June 30, 2021, and the condensed consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2021 and June 30, 2021, which will be reflected in future quarterly filings.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The effect of the adjustments described above on the condensed consolidated balance sheet as of March 31, 2021 and June 30, 2021 is as follows (in thousands):

	March 31, 2021			June 30, 2021
	As originally reported	Adjustment	As Revised	As originally reported	Adjustment	As Revised

Current liabilities
Accrued liabilities	9,756	467	10,223	10,499	1,052	11,551
Total current liabilities	14,023	467	14,490	16,326	1,052	17,378
Total liabilities	38,655	467	39,122	39,020	1,052	40,072
Accumulated deficit	(254,779)	(467)	(255,246)	(267,156)	(1,052)	(268,208)
Total stockholders’ equity	216,615	(467)	216,148	209,920	(1,052)	208,868
The effect of the adjustments described above on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021, and three and six months ended June 30, 2021 is as follows (in thousands):

	Three Months Ended March 31, 2021
	As originally reported	Adjustment	As Revised
Operating expenses
Selling, general and administrative	15,604	467	16,071
Total operating expenses	18,638	467	19,105
Loss from operations	(12,027)	(467)	(12,494)
Net loss before tax	(11,978)	(467)	(12,445)
Net loss	(12,045)	(467)	(12,512)
Comprehensive loss	$(12,320)	$(467)	$(12,787)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.01)	$(0.35)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As originally reported	Adjustment	As Revised	As originally reported	Adjustment	As Revised
Operating expenses
Selling, general and administrative	17,620	585	18,205	33,224	1,052	34,276
Total operating expenses	21,126	585	21,711	39,764	1,052	40,816
Loss from operations	(12,097)	(585)	(12,682)	(24,124)	(1,052)	(25,176)
Net loss before tax	(12,297)	(585)	(12,882)	(24,275)	(1,052)	(25,327)
Net loss	(12,377)	(585)	(12,962)	(24,422)	(1,052)	(25,474)
Comprehensive loss	$(12,308)	$(585)	$(12,893)	$(24,628)	$(1,052)	$(25,680)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.02)	$(0.36)	$(0.68)	$(0.03)	$(0.71)

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The effect of the adjustments described above on the condensed consolidated statements of cash flow for the three months ended March 31, 2021, and six months ended June 30, 2021 is as follows (in thousands):

	Three Months Ended March 31, 2021			Six Months Ended June 30, 2021
	As originally reported	Adjustment	As Revised	As originally reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(12,045)	$(467)	$(12,512)	$(24,422)	$(1,052)	$(25,474)
Net changes in operating assets and liabilities:
Accrued liabilities	1,275	467	1,742	1,874	1,052	2,926
Net cash used in operating activities	(9,672)	—	(9,672)	(22,362)	—	(22,362)
The effect of the adjustments described above on the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2021 and June 30, 2021 is as follows (in thousands):

	As originally reported		Adjustment		As Revised
	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balances at January 1, 2021	$(242,734)	$226,134	$—	$—	$(242,734)	$226,134
Net loss	(12,045)	(12,045)	(467)	(467)	(12,512)	(12,512)
Balances at March 31, 2021	(254,779)	216,615	(467)	(467)	(255,246)	216,148
Net loss	(12,377)	(12,377)	(585)	(585)	(12,962)	(12,962)
Balances at June 30, 2021	$(267,156)	$209,920	$(1,052)	$(1,052)	$(268,208)	$208,868
16.    Subsequent Events
On October 21, 2021, the Company entered into a Second Amendment to the amended and restated loan and security agreement with CIBC, which extended the interest only period of the loan from 24 months to 36 months. Under the amended terms, principal repayment will begin in February 2023. The loan interest rate and maturity date remain unchanged.

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
In June 2018, we received pre-market approval (“PMA”) by the U.S. Food and Drug Administration (“FDA”) as a result of our breakthrough technology designation. The Zephyr Valve is now commercially available in more than 25 countries, with over 100,000 valves used to treat more than 25,000 patients. We have established reimbursement in major markets in North America, Europe and Asia Pacific and the Zephyr Valve has been included in treatment guidelines for COPD worldwide.
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
In the United States, our solution is reimbursed based on established Category I Current Procedural Terminology (“CPT”) and ICD-10 Procedure Coding System (“PCS”) codes and associated APC and MS-DRG payment groupings. Current reimbursement in the United States is believed to cover the hospital costs of the procedure and related inpatient care. Commercial payors such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Medicare covers our solution for patients when medically necessary, and other commercial insurers are approving pre-authorization requests on a case-by-case basis. Outside the United States, our solution is covered by major health systems across much of Europe, Australia and South Korea.

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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $13.3 million, with a gross margin of 73.4% and a net loss of $10.2 million, for the three months ended September 30, 2021 compared to revenue of $10.6 million, with a gross margin of 70.3% and a net loss of $3.9 million, for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we generated revenue of $34.7 million, with a gross margin of 73.1% and a net loss of $35.7 million, compared to revenue of $22.9 million, with a gross margin of 61.7% and a net loss of $22.9 million, for the nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $278.4 million, cash, cash equivalents and marketable securities of $202.6 million, and $17.4 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has resulted in public health responses including travel bans, social distancing requirements, quarantines, stay-at-home orders and other significant measures, which have delayed clinical trials and FDA operations and adversely impacted the number of procedures performed using our products. In the markets in which we operate, elective, specialty and other procedures and appointments have been suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. As a result, we have experienced a material adverse impact on our business, financial condition and results of operations from a decrease and delay of procedures involving our products.
Beginning in May 2020, we began to see signs of a recovery in our business, and by September 30, 2020 the total number of Zephyr Valves sold in the third quarter exceeded the total number of Zephyr Valves sold during the first quarter of 2020. In November and December 2020, a resurgence of COVID-19 led to a decrease in procedure volumes, and our revenues in the fourth quarter of 2020 declined compared to revenues in the third quarter of 2020. The COVID-19-driven impact on procedure volumes extended into the first quarter of 2021. Beginning in March 2021, we observed indicators of recovery in our US markets which continued through the second quarter. During the third quarter of 2021, procedure volumes were again adversely impacted in the U.S. in certain regions that were affected by the Delta variant of COVID-19. In international markets, our business recovered during the third quarter of 2021, due to procedure volumes increasing as COVID-19 cases gradually declined through the quarter. We may continue to see regional variations in procedure volumes in our US markets from the COVID-19 pandemic and its variants. We are encouraged for the longer term, and we believe the following key indicators are contributing to the stabilization of our business:
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
We cannot assure you that our recent volume of Zephyr Valves sold are indicative of future results. The number of Zephyr Valves sold in the future may decrease due to a resurgence of the COVID-19 pandemic. Further, there may be limited provider capacity due to labor shortages, or for other reasons, which could limit the ability of patients to receive treatment with Zephyr Valves. We believe limited provider and hospital capacity could continue to have a material adverse effect on our business, financial condition and results of operations as the pandemic subsides and following the end of the pandemic. Our business, financial condition and results of operations have been, and may in the future be, materially and adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and variant strains, governmental and societal response to contain and treat COVID-19 and variant strains, and vaccination efforts, among others.
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
Third-Party Reimbursement
Since achieving regulatory approval in the United States in June 2018, we have launched the Zephyr Valve treatment and have made progress securing third-party payor reimbursement. The majority of our patients are Medicare beneficiaries. We estimate that roughly 75% of the potential Zephyr Valve patient population are Medicare/Medicaid beneficiaries, of which approximately 25% have managed Medicare/Medicaid and the remaining 50% have traditional Medicare/Medicaid. Approximately 25% of the potential Zephyr Valve patient population is under third-party commercial payor policies. A key element of our strategy remains to broaden our coverage by private third-party payor policies. Commercial payors such as Aetna, Anthem Blue Cross Blue Shield (BCBS), Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Some commercial payors do not yet consider our solution medically necessary, but these same plans are approving pre-authorization requests on a case-by-case basis. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
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

Components of Our Results of Operations
Revenue
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the three and nine months ended September 30, 2021 and September 30, 2020.
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
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of payroll and personnel-related expenses for our manufacturing and quality assurance employees, costs related to materials, components and subassemblies, third-party costs, manufacturing overhead, equipment depreciation, charges for excess, obsolete and non-sellable inventories. Overhead costs include the cost of quality assurance, testing, material procurement, inventory control, operations supervision and management and an allocation of facilities overhead cost, including rent and utilities. Cost of goods sold also includes certain direct costs such as those incurred for shipping our products and costs related to providing analysis services for patient scans. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect cost of goods sold to increase in absolute dollars to the extent more of our products are sold.
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
We intend to continue to increase our sales and marketing spending to generate sales opportunities. We expect expenses to increase in absolute dollars as we increase our sales support infrastructure and add additional marketing programs in order to more fully penetrate the global opportunity. We also expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our facilities and information technology to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with being a public company, compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs. We also saw an increase in our stock-based compensation expense with the establishment of our new equity plan and related grants either in the form of restricted stock units or options. Our selling, general and administrative expenses may fluctuate from period to period due to the seasonality of our business and as we continue to add direct sales territory managers in new territories.
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

Results of Operations:
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the period indicated:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue	$13,261	$10,612	$2,649	25.0%
Costs of goods sold	3,522	3,150	372	11.8%
Gross profit	9,739	7,462	2,277	30.5%
Operating expenses:
Research and development	2,815	1,997	818	41.0%
Selling, general and administrative	16,686	10,813	5,873	54.3%
Total operating expenses	19,501	12,810	6,691	52.2%
Loss from operations	(9,762)	(5,348)	(4,414)	82.5%
Interest income	99	9	90	1,000.0%
Interest expense	(207)	(1,103)	896	(81.2)%
Other income (expense), net	(267)	2,631	(2,898)	(110.1)%
Net loss before tax	(10,137)	(3,811)	(6,326)	166.0%
Income tax expense	44	49	(5)	(10.2)%
Net loss	$(10,181)	$(3,860)	$(6,321)	163.8%
Revenue
Revenue increased by $2.6 million, or 25.0%, to $13.3 million during the three months ended September 30, 2021, compared to $10.6 million during the three months ended September 30, 2020. The sale of products in the United States increased by $1.6 million to $6.9 million during the three months ended September 30, 2021, compared to $5.3 million for the three months ended September 30, 2020. The sale of products in international markets increased by $1.1 million to $6.4 million during the three months ended September 30, 2021, compared to $5.3 million for the three months ended September 30, 2020. The increase in revenue across regions was driven by an increase in procedure volumes from increasing commercial adoption in select markets that were less affected by COVID-19.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.4 million, or 11.8%, to $3.5 million during the three months ended September 30, 2021, compared to $3.2 million during the three months ended September 30, 2020. The increase was primarily due to growth in shipments. Gross margin was 73.4% during the three months ended September 30, 2021 and 70.3% during the three months ended September 30, 2020.
Research and Development Expenses
Research and development expenses increased by $0.8 million, or 41.0%, to $2.8 million during the three months ended September 30, 2021, compared to $2.0 million during the three months ended September 30, 2020. The increase in research and development expense was primarily due to increases of $0.4 million of costs associated with our clinical trials, $0.2 million in research and development testing and consulting expenses, and $0.2 million in facilities, personnel related, and other expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.9 million, or 54.3%, to $16.7 million during the three months ended September 30, 2021, compared to $10.8 million during the three months ended September 30, 2020. The increase in selling, general and administrative expenses was primarily due to $3.5 million of payroll and personnel-related expenses including stock based compensation for our sales, marketing and administrative personnel, an increase of $1.1 million in advertising expenses, an increase of $0.7 million in insurance costs associated with being a public company, and an increase of $0.6 million in consulting, recruiting, and facilities expense.
Interest Expense and Income
Interest expense decreased by $0.9 million to $0.2 million during the three months ended September 30, 2021, compared to $1.1 million during the three months ended September 30, 2020 primarily due to a lower amount of debt outstanding during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Interest income increased by $0.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily as a result of higher balances of our cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net decreased by $2.9 million to $(0.3) million during the three months ended September 30, 2021, compared to $2.6 million during the three months ended September 30, 2020, primarily due to a change in the fair value of derivative liabilities in 2020.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the period indicated:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue	$34,708	$22,903	$11,805	51.5%
Costs of goods sold	9,329	8,779	550	6.3%
Gross profit	25,379	14,124	11,255	79.7%
Operating expenses:
Research and development	9,355	4,988	4,367	87.6%
Selling, general and administrative	50,962	32,114	18,848	58.7%
Total operating expenses	60,317	37,102	23,215	62.6%
Loss from operations	(34,938)	(22,978)	(11,960)	52.0%
Interest income	306	98	208	212.2%
Interest expense	(630)	(2,914)	2,284	(78.4)%
Other income (expense), net	(202)	3,052	(3,254)	(106.6)%
Net loss before tax	(35,464)	(22,742)	(12,722)	55.9%
Income tax expense	191	192	(1)	(0.5)%
Net loss	$(35,655)	$(22,934)	$(12,721)	55.5%

Revenue
Revenue increased by $11.8 million, or 51.5%, to $34.7 million during the nine months ended September 30, 2021, compared to $22.9 million during the nine months ended September 30, 2020. The sale of products in the United States increased by $6.4 million to $17.7 million during the nine months ended September 30, 2021, compared to $11.3 million for the nine months ended September 30, 2020. The sale of products in international markets increased by $5.4 million to $17.0 million during the nine months ended September 30, 2021, compared to $11.6 million for the nine months ended September 30, 2020. The increase in revenue across regions was driven by an increase in procedure volumes due to a relative recovery from the COVID-19 pandemic and increasing commercial adoption in select markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.6 million, or 6.3%, to $9.3 million during the nine months ended September 30, 2021, compared to $8.8 million during the nine months ended September 30, 2020. The increase was primarily due to growth in shipments. Gross margin was 73.1% during the nine months ended September 30, 2021 and 61.7% during the nine months ended September 30, 2020.
Research and Development Expenses
Research and development expenses increased by $4.4 million, or 87.6%, to $9.4 million during the nine months ended September 30, 2021, compared to $5.0 million during the nine months ended September 30, 2020. The increase in research and development expense was primarily due to increases of $1.9 million of costs associated with our clinical trials, $1.5 million in personnel related expenses including stock based compensation as we invested in research and development activities, $0.6 million of research and development testing and consulting expenses, and $0.4 million of expenses in facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $18.8 million, or 58.7%, to $51.0 million during the nine months ended September 30, 2021, compared to $32.1 million during the nine months ended September 30, 2020. The increase in selling, general and administrative expenses was primarily due to increase of $13.6 million in payroll and personnel-related expenses including stock based compensation for our sales, marketing and administrative personnel, $2.8 million in advertising expenses, $2.1 million in insurance costs associated with being a public company, $2.1 million in consulting and recruiting expenses, $0.5 million in facilities expense, and an increase of $0.7 million in other expenses, offset by a decrease of $3 million in IPO expenses written-off in the prior year.
Interest Expense and Income
Interest expense decreased by $2.3 million to $0.6 million during the nine months ended September 30, 2021, compared to $2.9 million during the nine months ended September 30, 2020 primarily due to the conversion of convertible notes in 2020. Interest income increased by $0.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily as a result of higher balances of our cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net decreased by $3.3 million to $(0.2) million during the nine months ended September 30, 2021, compared to $3.1 million during the nine months ended September 30, 2020, primarily due to a change in the fair value of derivative liabilities in 2020.

Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $202.6 million, an accumulated deficit of $278.4 million, and $16.9 million outstanding under the CIBC Term Loan, net of debt discount.
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
In the three and nine months ended September 30, 2020, we recorded interest expense on the term loan of $0 million and $0.4 million, respectively.
We incurred fees and legal expenses of $0.1 million in connection with the Oxford Agreement and related Amendments, which were recorded as deferred financing costs and amortized to interest expense. We also paid $0.2 million in fees to Oxford which is reflected as a discount on the debt and was being accreted over the life of the term loan. In the three and nine months ended September 30, 2020, we recorded interest expense related to deferred financing and debt issuance costs of $0 million and less than $0.1 million, respectively.
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
We paid $0.4 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method. During each three months ended September 30, 2021 and 2020, we recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million. During the nine months ended September 30, 2021 and 2020, we recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan was $0.2 million and $0.2 million during the three months ended September 30, 2021 and 2020, respectively. Interest expense on the CIBC Loan was $0.6 million and $0.5 million during the nine months ended September 30, 2021 and 2020, respectively.
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
Credit Agreement
In April 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement will bear no interest and is payable within 60 months after receipt of funds. As of September 30, 2021, Pulmonx International Sàrl did not make any repayment of the credit agreement.
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
As of September 30, 2021, we had cash, cash equivalents and marketable securities of $202.6 million. Based on our current planned operations, we expect that our cash and cash equivalents will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the three months ended September 30, 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(30,677)	$(23,371)
Investing activities	(17,131)	13,387
Financing activities	4,306	35,066
Effect of exchange rate changes on cash and cash equivalents	16	188
Net increase (decrease) increase in cash and cash equivalents	$(43,486)	$25,270
Cash Flows from Operating Activities
Net cash used in operating activities was $30.7 million for the nine months ended September 30, 2021. Cash used in operating activities was primarily a result of the net loss of $35.7 million, an increase in inventory of $5.0 million due to continued production to build inventory to meet projected increase in sales, an increase in accounts receivable of $2.8 million, an increase in prepaid expenses and other current assets of $2.4 million, a decrease in lease liabilities of $1.8 million due to lease payments, partially offset by an increase in accrued liabilities of $3.3 million, an increase in accounts payable of $2.9 million due to timing of payments to our vendors, stock-based compensation expense of $5.2 million, ESPP expenses of $2.3 million, write-down of inventory of $1.0 million, non-cash lease expense of $1.8 million and depreciation and amortization expense of $0.5 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2021 was $17.1 million consisting of purchases of marketable securities of $21.6 million and purchases of property and equipment of $2.5 million partially offset by proceeds from maturities of marketable securities of $7.0 million.
Net cash provided by investing activities in the nine months ended September 30, 2020 was $13.4 million consisting of proceeds from the maturity of short-term marketable securities of $13.6 million offset by purchases of property and equipment of $0.2 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2021 of $4.3 million primarily relates to proceeds from the exercise of stock options of $1.7 million and proceeds from issuance of common stock under the Company’s employee stock purchase plan of $2.7 million.
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
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations as of September 30, 2021, as compared to those disclosed in in our Annual Report on Form 10-K filed with the SEC on March 15, 2021.

Off-Balance Sheet Arrangements
Through September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 15, 2021, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 15, 2021.
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
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash, cash equivalents and marketable securities of $202.6 million as of September 30, 2021, which consist of cash, money market funds, U.S. treasury bonds, U.S. government agency bonds, corporate bonds and commercial paper. We held cash in foreign banks of approximately $4.0 million at September 30, 2021 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $16.9 million under the CIBC Agreement with interest rate of 4.78% as of September 30, 2021. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 49.0% and 50.6% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the nine months ended September 30, 2021 by approximately $1.7 million and $1.2 million, respectively, with a net impact of $0.5 million on our net income. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the nine months ended September 30, 2020 by approximately $1.2 million and $0.9 million, respectively, with a net impact of $0.3 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception. For the nine months ended September 30, 2021 and September 30, 2020, we had net losses of $35.7 million and $22.9 million, respectively, and we expect to continue to incur additional losses. As of September 30, 2021, we had an accumulated deficit of $278.4 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the nine months ended September 30, 2021 and 2020 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. The COVID-19 pandemic has had a material adverse impact on our business, financial condition and results of operations by decreasing and delaying procedures performed using our products, and the pandemic may continue to adversely impact our business, financial condition and results of operations in the future. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our products have been substantially impacted as healthcare organizations across the globe have prioritized the treatment of patients with COVID-19 or have altered their operations to respond to the pandemic. For example, in the United States, governmental authorities recommended, and, in certain cases, required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. As a result, the COVID-19 pandemic has adversely impacted the number of procedures using the Zephyr Valve as hospitals have had to focus on COVID-19 and as patients generally sought to postpone healthcare visits and treatments. The COVID-19 pandemic and related governmental and societal responses to mitigate its impact have caused, and may in the future cause, decreased demand for procedures using our products, a global slowdown of economic activity, volatility and disruption of financial markets, supply chain disruptions, and changes in behavior of healthcare organizations.
The COVID-19-driven impact on procedure volumes extended into January and February of 2021. Beginning in March 2021, we observed indicators of recovery in our US markets, which was sustained through the second quarter. Despite these signs of recovery in our US markets, we may see regional variations in procedure volumes from a resurgence of the COVID-19 pandemic and its variants in some states. In international markets, our business faced continued pressure in April and May as a result of the spring COVID surge that led to a new wave of lockdowns across a number of markets in Europe. During the third quarter of 2021, sales increased in regions of the US less affected by COVID-19, which were partially offset by decreased sales in US regions significantly impacted by the Delta variant of COVID-19. We cannot be certain that any recovery will be sustained, or that a further resurgence of COVID-19 will not occur, including, for example, in the U.S. and Europe where there are increasing cases from the Delta variant. We believe many of the measures adopted in response to, and challenges resulting, from COVID-19 may continue for the duration of the pandemic, which is uncertain, and could significantly reduce our revenue and adversely impact our business, financial condition and results of operations for the duration of the pandemic. As a result, we cannot assure you that our recent volume of Zephyr Valves sold are indicative of future results or that we will not experience additional adverse or materially adverse impacts associated with the COVID-19 pandemic. Further, there may be limited provider capacity due to labor shortages, or for other reasons, which could limit the ability of patients to receive treatment with Zephyr Valves. This limited provider and hospital capacity could have a material adverse effect on our business, financial condition and results of operations as the pandemic subsides and following the end of the pandemic.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of September 30, 2021, commercial payors such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, Highmark, Priority Health and Emblem Health have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
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
In February 2020, we executed a Loan and Security Agreement (the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), which provided us with the ability to borrow up to $32.0 million in debt financing. As of September 30, 2021, we have borrowed $17.0 million under the CIBC Agreement. See the sections entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺2020 Notes", “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Term Loan" and the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through private placements of equity securities, debt financing arrangements and sales of our products. As of September 30, 2021, we had $202.6 million in cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $278.4 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities, together with available borrowings under the CIBC Agreement, will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Sales in markets outside of the United States accounted for approximately 49.0% and 50.6% of our revenue for the nine months ended September 30, 2021 and September 30, 2020, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, the

Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.
In the ordinary course of our business, we and third parties upon which we rely may become exposed to, or collect and store sensitive data, including procedure-based information, PHI, credit card and other financial information, insurance information, and other potentially personally identifiable information. For example, we may fail to remove all PHI from CT scan data on the StratX Platform. We also store sensitive intellectual property and other proprietary business information. Although we are in the process of implementing policies and procedures designed to ensure compliance with applicable data security and privacy-related laws and regulations and we take measures to protect sensitive information from unauthorized access or disclosure, our information technology (“IT”) and infrastructure, and other third parties, including technology partners and providers, may be vulnerable to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. In addition to traditional computer “hackers” and threat actors, sophisticated nation-state, nation-state supported, and criminal threat actors now engage in attacks, including advanced persistent threat intrusions and ransomware attacks, the latter of which are becoming increasingly prevalent and severe. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Additionally, due to the COVID-19 pandemic and our remote workforce, there exists an increased risk to our information technology systems and data.
We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided or used by third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The use of cloud-based computing creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. For example, companies have recently experienced an increase in phishing and social engineering attacks from third-parties. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources. Although the aggregate impact of cybersecurity incidents on our operations and financial condition has not been material to date, we have occasionally been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems or other information technology infrastructure change frequently and may not be detected until after an incident has occurred. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. We cannot assure you, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns and breaches could negatively affect our business, financial condition and results of operations and our reputation.
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
There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, former President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain fees mandated by the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. In addition, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future, including congressional legislation to modify or replace the Affordable Care Act or elements of the Affordable Care Act. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business, financial condition and results of operations.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
The Biden administration and Congress may pursue significant changes to the current healthcare laws. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may negatively affect our business, financial condition and results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may negatively affect our business, financial condition and results of operations.
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
We are subject to stringent and changing obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; and other adverse business impacts.
In the ordinary course of our business, we and third parties upon which we rely may become exposed to, or collect and store sensitive data, including procedure-based information, PHI, credit card and other financial information, insurance information, and other potentially personally identifiable information.
We are subject to diverse laws and regulations relating to data privacy and information security. New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020 and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allow consumers to opt out of certain data sharing with third parties. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Moreover, although the CCPA includes limited exceptions from its prescriptions, including exceptions for personal health information collected by covered entities or business associates subject to HIPAA, among others, the CCPA may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Additionally, a new ballot initiative, the California Privacy Rights Act (“CPRA”) passed in November 2020 in California. The CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, and opt outs for certain uses of sensitive data. It creates a new California data protection agency to enforce the law and requires certain businesses with higher risk privacy and security practices to submit annual audits to the agency on a regular basis. The CPRA may result in broader increased regulatory scrutiny of California for businesses’ privacy and security practices and could lead to a further rise in data protection litigation. The majority of CPRA provisions go into effect in January 2023, and may require additional compliance investment and potential business process changes in the meantime. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could negatively affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.
The privacy laws in the European Union have also been significantly reformed. In May 2018, the General Data Protection Regulation (“GDPR”), took effect in the European Economic Area (“EEA”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons, replacing data protection laws issued by each European Union (“EU”) member state based on the Directive 95/46/EC (“Directive”). Unlike the Directive, which needed to be transposed at a national level, the GDPR text is directly applicable in each EU member state, resulting in a more uniform application of data privacy laws across the EU. Among other things, the GDPR sets out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit; and expanding the definition of personal data to include coded data and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators.
In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Notably, these requirements will regulate the transfer of personal data from our clinical trial sites located in the EEA to jurisdictions outside of the EEA. One of the primary safeguards enabling U.S. companies to import personal information from Europe had been certification to the EU-U.S. Privacy Shield. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the EU (“CJEU”) invalidated the EU-U.S. Privacy Shield. While the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield) (“SCCs”), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission issued new SCCs in June 2021 that repeal and replace the previous SCCs adopted under the Data Protection Directive. If we elect to rely on the new SCCs, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe, which could limit our ability to conduct clinical trial activities in Europe. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our global turnover). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.
Following the withdrawal of the United Kingdom (“UK”) from the EU on January 31, 2020, and the expiration of the transition period, from January 1, 2021, companies have had to comply with both the GDPR and the UK GDPR, which, together with the amended UK Data Protection Act 2018 (“UK GDPR”), largely retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EEA in relation to certain aspects of data protection law remains unclear, and it is unclear how the UK’s data protection laws and regulations will develop in the medium to longer term. Further, the UK’s Information Commissioner’s Office (“ICO”) is in the process of finalizing the UK’s data transfer solution to legitimize data transfers from the UK to third countries. In June 2021, the European Commission adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. Additionally, in the event of a violation of the GDPR and UK GDPR affecting data subjects in both the UK and the EEA, we could be investigated by the ICO in the UK and supervisory authorities in the EEA. Compliance with the GDPR and UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business in Europe or require us to put in place additional mechanisms to ensure compliance with such protection rules and will increase our responsibility and potential liability in relation to personal data that we process.
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
Similarly, interference or derivation proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office (“USPTO”) may be necessary to determine priority with respect to our patents, patent applications, trademarks or trademark applications. We may also become involved in other proceedings, such as reexamination, inter parties review, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing our products or using product names, which would have a significant adverse impact on our business, financial condition and results of operations.
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
As of September 30, 2021, we had outstanding 36,820,407 shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.
Further, as of September 30, 2021, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file on our behalf or for other stockholders.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own approximately 19% of our outstanding common stock as of September 30, 2021. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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

There were no sales of unregistered securities during the nine months ended September 30, 2021.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

4.1	Form of common stock certificate of Pulmonx Corporation	S-1/A	333-248635	4.1	September 24, 2020

4.2	Amended and Restated Investors’ Rights Agreement by and among Pulmonx Corporation and certain of its stockholders, dated April 16, 2019	S-1/A	333-248635	4.2	September 24, 2020

10.1	Second Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated October 21, 2021					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on the 9th day of November, 2021.

PULMONX CORPORATION

By:	/s/Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

By:	/s/Derrick Sung
Derrick Sung, Ph.D.
Chief Financial Officer