Form 10-K
period 2021-12-31
Pulmonx Corp
filed 2022-03-01
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 23, 2022, there were 37,018,943 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021, was approximately $1.2 billion. Solely for the purposes of this disclosure, shares of common stock held by executive officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, or similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements include, but are not limited to, statements about:
•our ability to design, develop, manufacture and market innovative products to treat patients with challenging medical conditions, particularly those with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”);
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
•our ability to develop and maintain our corporate infrastructure, including an effective system of internal controls and the remediation of any material weaknesses thereunder;

•our financial performance and capital requirements;
•our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
•we have identified a material weakness in our internal controls over financial reporting, and if we are unable to remediate such material weakness and maintain an effective system of internal controls in the future, we may fail to timely and accurately report our financial results, experience a loss of investor confidence in the accuracy and completeness of our consolidated financial statements, incur material misstatements in our consolidated financial statements, and the market price of our common stock may be adversely affected.
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
•We currently rely on a single product, the Zephyr Endobronchial Valve (“Zephyr Valve”), which can only be marketed for limited indications, and if we are not successful in commercializing the Zephyr Valve, our business, financial condition and results of operations will be negatively affected;

•Our business is dependent on hospital, physician and patient adoption of our solution as a treatment for severe emphysema. If hospitals, physicians or patients are unwilling to change current practices to adopt our solution, it will negatively affect our business, financial condition and results of operations;
•If we fail to receive access to hospital facilities our sales may decrease;
•The COVID-19 pandemic has had a material adverse impact on our business, financial condition and results of operations, and may continue to impact us in the future;
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
As patients enter the severe phase, many become increasingly unable to engage in the most basic daily activities as a result of the persistent feeling of breathlessness and this reduces their overall health status each year. At this point, physicians may refer patients to thoracic surgeons for single or double lung transplantation or for lung volume reduction surgery (“LVRS”), in which hyperinflated tissue is cut away and removed. These invasive surgical procedures involve substantial risk of complications, prolonged hospital stays and high mortality. In addition, many patients do not qualify for these procedures. Patients with severe emphysema generally experience a worse quality of life than patients with lung cancer. We believe there is both an urgent clinical need and a strong market opportunity for a solution that is safe, effective and minimally invasive.
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
•Well-characterized safety profile, evidenced by the inclusion in global treatment recommendations and more than 25,000 patients treated globally with the Zephyr Valve;
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
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. In international markets, we employ both direct and distributor-based sales models, with over 90% of our revenue generated in markets where we sell directly.
In the United States, our solution is reimbursed based on established Category I CPT and ICD-10 Procedure Coding System (“PCS”) codes and associated APC and MS-DRG payment groupings. Current reimbursement in the United States is believed to cover the hospital costs of the procedure and related inpatient care. Commercial payors such as Aetna, Humana, Health Care Service Corporation, and Highmark have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Medicare covers our solution for patients when medically necessary, and other commercial insurers are approving pre-authorization requests on a case-by-case basis. Outside the United States, our solution is covered by major health systems across much of Europe, Australia and South Korea.
We generated revenue of $48.4 million, with a gross margin of 73.6% and a net loss of $48.7 million, for the year ended December 31, 2021 compared to revenue of $32.7 million, with a gross margin of 64.8% and a net loss of $32.2 million, for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $291.4 million. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us.
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
Emphysema is diagnosed through a combination of breathing tests and computed tomography (“CT”) imaging of the lungs. The diagnosis is typically done by a radiologist or a pulmonologist. Emphysema severity is evaluated using a standardized test called spirometry as well as the degree of patient symptoms.
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
LVRS is an invasive surgery that involves cutting away diseased tissue to create space for the remaining lung to inflate more fully. LVRS was studied extensively in the National Emphysema Treatment Trial (“NETT”), which showed that while a broad group of patients gained quality of life and exercise capacity from the surgery, it also involved substantial risks of complications, prolonged hospital stays and even death. As a result of the NETT study, use of LVRS was restricted by the Centers for Medicare & Medicaid Services (“CMS”) to a subgroup of patients and can only be offered at a limited number of highly specialized medical centers.

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
In addition to recently approved endobronchial valves, there are other approaches to a minimally invasive alternatives to LVRS, including the use of airway bypass, coils and vapor. However, to date, only endobronchial valves have demonstrated safety and effectiveness in FDA-approved investigational device exemption (“IDE”) studies in the United States.
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
•Well-characterized safety profile, evidenced by the inclusion in global treatment recommendations and more than 25,000 patients treated globally with Zephyr Valves;
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
Treatment with Zephyr Valves
Patient Selection and Treatment Planning
Patients with advanced COPD routinely undergo a thorough diagnostic workup, which typically includes a high-resolution CT scan of their lungs to determine if they have severe emphysema and hyperinflation. If the patient meets medical eligibility criteria for Zephyr Valves, their CT scan data will be uploaded to our secure cloud-based CT analysis service, the StratX Platform. The treating physician receives an easy-to-read report that we designed for our solution (“StratX Lung Report”) and based on the report, CT scan and other clinical data, decides if the patient is a good candidate for treatment with Zephyr Valves and which lobes may be the best target for treatment. On the day of the procedure, a flexible camera called a bronchoscope is inserted into the lungs, and using the balloon catheter and console comprising the Chartis System, the physician can determine the presence or absence of collateral ventilation and confirm if the target lobe is likely to respond to treatment. If the assessment shows that there is little to no collateral ventilation to the target lobe (which would refill the lobe with air and limit benefit from the valves), the physician then proceeds to place Zephyr Valves in all airways leading to the target lobe. If there is collateral ventilation in the lobe, the physician may measure another lobe for possible treatment, or decide not to treat the patient with valves.
Placement of the Zephyr Valves
The Zephyr Valve is typically implanted under general anesthesia or conscious sedation. Using our Endobronchial Delivery Catheter (“EDC”) in a simple, one-step process, physicians select the optimal valve size for each airway. The valves are loaded into the delivery catheter and deployed through the bronchoscope using a controlled release mechanism to enable optimal placement. We offer four valve sizes to accommodate a broad range of airway anatomy that physicians may encounter. Following placement of valves, the patient is kept in the hospital, typically for three nights, to monitor for any side effects including pneumothorax. If a patient develops a pneumothorax, their hospital stay is typically extended by a week.
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

StratX Platform
The StratX Platform is a cloud-based quantitative CT analysis service that provides physicians with an easy-to-read report that we designed for our solution (“StratX Lung Report”) that includes information on emphysema destruction, fissure completeness and lobar volume to help identify target lobes for treatment with Zephyr Valves. The StratX Platform is designed to enable physicians to:
•Screen treatment candidates non-invasively;
•Prioritize between multiple potential treatment targets, if applicable;
•Enhance case planning and optimize procedure time; and
•Educate themselves and their patients using the simple to read StratX Lung Report.
In order to make the StratX Platform available to physicians, we contract with a third-party cloud service provider. This third-party cloud service enables physicians to upload CT scan data while removing protected health information (“PHI”) of patients from that data, in case the physicians have, inadvertently, not removed the PHI themselves. We also contract with additional third-party service providers to analyze the CT scan data using their proprietary software, and provide quantitative results via the StratX Lung Report. The StratX Lung Report is then made available to physicians in the third-party cloud service. The software of each of these third-party service providers has received either 510(k) approval or a CE mark. We provide exclusive access to physicians to their StratX accounts and cases and monitor this CT scan upload and analysis process to ensure quality control.

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
For example, in one early study not sponsored by us that treated patients with a broad range of fissure completeness, approximately 60% of patients who had fissure completeness of 80-90% in the treated lobe had a successful procedure. If a physician was using only quantitative computed tomography (“QCT”) and a 90% fissure completeness cutoff to select patients, the physician would inappropriately screen out patients in the 80-90% completeness range that could benefit from valve treatment. In that same study, only 72% of patients with a fissure completeness of 90-100% had successful volume reduction in the target lobe. By comparison, patients selected using the Chartis System in four randomized controlled clinical trials had a success rate of 84%, 88%, 89% and 90%.

Thus, while quantitative fissure analysis is an important tool for non-invasively screening out ineligible lobes, we believe it is insufficient for identifying responders to treatment with high accuracy.
Treatment Steps
The following graphic illustrates the typical treatment steps associated with our solution.
Clinical Trials and Results
The safety, effectiveness and clinical benefits of the Zephyr Valve in patients selected using the Chartis System have been evaluated in multiple randomized controlled clinical trials that have collectively evaluated approximately 450 patients in Austria, Belgium, Brazil, France, Germany, the Netherlands, Sweden, the United Kingdom (“UK”) and the United States. The results of our LIBERATE study, which served as the basis for the FDA approval of our PMA application, were published in the American Journal of Respiratory and Critical Care Medicine in 2018 and met all its primary and secondary effectiveness endpoints. In addition, over 100 scientific articles have been published on the clinical benefits of Zephyr Valves, including multiple meta-analyses, review articles, cost-effectiveness analyses and risk-benefit analyses.
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
2)6MWD, a measure of exercise capacity: Difference between the Zephyr Valve Group and Control Group in absolute change from baseline for 6MWD at 12 months; and
3)St. George’s Respiratory Questionnaire (“SGRQ”), a measure of quality of life: Difference between the Zephyr Valve Group and Control Group in absolute change from baseline for SGRQ score at 12 months.
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
We seek to recruit sales territory managers with strong sales backgrounds, with direct experience developing markets with new technologies and an understanding of medical device reimbursement. In the United States, our territory managers are managed by region directors. We plan to expand our commercial organization, recruiting and training talented sales territory managers in existing and new markets in the United States to help facilitate further adoption and broaden awareness of Zephyr Valves. We believe investing in a scalable, efficient direct sales force and continuing the development of our marketing efforts will help us broaden adoption of our solution in order to drive revenue growth.
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
We intend to continue to promote awareness of our solution through training and educating physicians, pulmonary rehabilitation centers, key opinion leaders, various medical societies, and prospective patients on the proven clinical benefits of Zephyr Valves. We continue to develop our relationships with credible third parties, such as our partnership with the American College of Chest Physicians, on continuing medical education-accredited training and with the COPD Foundation on patient and physician education. We also intend to continue helping physicians in their outreach to patients and other healthcare providers. In addition, we intend to continue to publish additional clinical data in various industry and scientific journals, online and through presentations at various industry conferences. We believe that many patients who suffer from severe emphysema are eager for a minimally invasive option such as the Zephyr Valve. We also plan to continue building patient awareness through our direct-to-patient marketing initiatives, which include advertising, social media and online education. We also intend to continue supporting physicians in their outreach to patients and other healthcare providers.
The objective of this outreach is to bring patients to our website, where they can find educational materials on Zephyr Valves, determine if they may be eligible, find contact information for physicians in their area and sign up for information and news.
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
The ICD-10 PCS procedure codes that best describe our procedure map to the MS-DRG classifications for Major Chest Procedures, depending on co-morbidities and complications. MS‐DRG classifications calibrate payment for groups of services based on the severity of a patient’s illness and clinical cohesiveness of care. One single MS‐DRG payment is intended to cover all hospital costs associated with treating a patient during his or her hospital stay, while physician charges associated with performing medical procedures are reimbursed to physicians through a different payment system based on the codes they submit. Payment for Zephyr Valve is expected to, on average, be sufficient to cover costs of the procedure.
If a patient is positive for collateral ventilation following an assessment by the Chartis System, the patient is typically discharged the same day and the procedure therefore billed as an outpatient procedure. The national average payment for this procedure is sufficient to cover costs of the procedure. If a patient receives the Zephyr Valve, there is no separate reimbursement for the Chartis System procedure; rather, the provider receives payment for the endobronchial valve procedures as described above.
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
A majority of our patients are Medicare-eligible beneficiaries. Without a national coverage determination (“NCD”) or a local coverage determination (“LCD”), Medicare claims are processed by Medicare Administrative Contractors (“MACs”), which assess coverage under Medicare’s reasonable and necessary standard. We estimate that roughly 75% of the potential Zephyr Valve patient population are Medicare/Medicaid beneficiaries of which approximately 30% have managed Medicare/Medicaid and the remaining 45% have traditional fee-for-service Medicare/Medicaid. Approximately 25% of the potential Zephyr Valve patient population is under third-party commercial payor policies. A key element of our strategy remains to broaden our coverage by private third-party payor policies.
Commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, and BCBS Michigan have all issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. We continue to engage with commercial payors to establish positive national coverage policies by highlighting our compelling and robust clinical data, unique patient selection tools, favorable safety profile to more invasive options, increased patient demand and support from global treatment recommendations for the management of COPD and emphysema.
Prior Authorization Approval Process
A second key element of our reimbursement strategy includes leveraging our patient reimbursement support team and knowledge of the published data to assist patients and physicians in obtaining appropriate prior authorization approvals in advance of treatment for payers that require it. We believe our patient reimbursement support team is highly effective in working with patients and physicians to obtain appropriate prior authorizations for the Zephyr Valve treatment even when a non-coverage policy exists. We believe patients and providers will continue to benefit from support through the prior authorization process until widespread coverage is streamlined across most commercial payors.
Reimbursement Outside of the United States
Outside of the United States, reimbursement levels vary significantly by country and by patient. Reimbursement is obtained from a variety of sources, including national health care systems or private health insurance plans, or combinations thereof. We have established market access in countries across Europe and Asia Pacific, including Australia, Austria, Belgium, France, Germany, the Netherlands, United Kingdom, Scotland, Switzerland and South Korea, and other countries. The procedure is now included as a treatment option in national and international COPD management and treatment guidelines across Europe and Asia Pacific.
Research, Development and Clinical Programs
Our research and development team continues to design, develop and test new innovations to improve patient outcomes and expand our addressable market. We also work with external vendors in the design and testing of new technologies.
Since the early development of the Zephyr Valve, our company has produced a stream of innovations to increase the success rate of using the Zephyr Valve. This includes innovations in our airway sizing and delivery catheters, the introduction of new sizes of Zephyr Valves, improvements to the user interface of the Chartis System to accommodate a variety of anesthesia options and the StratX Platform to assist with patient selection and procedure planning. We are in discussions with the FDA regarding expanding the Zephyr Valve indication to include the management of persistent air leaks.
Our pipeline of products that we are currently considering includes innovations in image analysis to support advanced patient selection and optimize patient outcomes, catheter technologies to improve valve deliverability and reduce procedure time and the AeriSeal system for addressing the needs of severe emphysema patients who are not eligible for Zephyr Valves due to collateral ventilation.
AeriSeal is a polymerizing sealant that can be delivered via a bronchoscope to a targeted region of the lung to reduce volume in the treated area. We believe that AeriSeal would enable the treatment of patients with collateral ventilation, which would complement the screening of patients for Zephyr Valves. We have secured CE mark and Therapeutic Goods Administration approval in Australia for AeriSeal and have completed initial feasibility research. We have funded an independent feasibility study using AeriSeal and sponsored another study to expand the number of patients that can be treated with Zephyr Valves. In December 2020, AeriSeal received designation as a Breakthrough Device by the FDA. The breakthrough designation will provide prioritized and potentially accelerated review by the FDA. We intend to submit an IDE to the FDA for commencing a clinical trial with the AeriSeal system. If successfully developed and approved, AeriSeal could further expand the addressable market of our solution.
For the years ended December 31, 2021 and December 31, 2020, we incurred research and development expenses, including our clinical trials, of $13.1 million and $7.5 million, respectively.
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
Some of our competitors have several competitive advantages, including more established operating histories, established relationships with pulmonologists who commonly treat patients with emphysema, significantly greater name recognition, widespread distribution channels, and significantly greater sales and marketing resources.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2021, we had 38 patent families in force worldwide. As of December 31, 2021, we had rights to 58 issued United States patents, 18 pending United States patent applications, 125 issued foreign patents and 15 pending foreign patent applications. Our most material foreign patents issued and patent applications pending are in the European Union (“EU”), France, Germany, Japan and the United Kingdom. Our patents cover aspects of our current Zephyr Valve, loading system, airway sizing, EDC, Chartis System, AeriSeal and future product concepts. The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. Our patents expire between 2022 and 2041. We have applied to the U.S. Patent and Trademark Office (USPTO) seeking an extension for the term of a material Zephyr Valve patent from 2023 to 2027 under the Patent Term Extension which allows additional term to be added to a patent to compensate for the FDA approval process. Once a patent expires, the protection ends, and an invention enters the public domain; that is, anyone can commercially exploit the invention without infringing the patent.
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
We also rely upon trademarks to build and maintain the integrity of our brand. As of December 31, 2021, we had nine registered trademark filings, some of which may apply to multiple countries, and several pending trademark applications in various countries.
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

Cross-Licensing Agreement with Spiration/Olympus
In January 2005, Emphasys Medical (“Emphasys”), a company we later acquired, entered into a cross-license agreement (“Spiration Cross-License”) with Spiration, Inc. (“Spiration”) (later acquired by Olympus Medical Systems Corp.). Since both companies were developing products in the same field, they entered into this agreement to minimize the risk of intellectual property disputes in the future and their associated cost. When we acquired Emphasys in 2009, we became the successor-in-interest to Emphasys’ rights under the Spiration Cross-License. Under the agreement, each company non-exclusively licensed the other party to make, have made (solely for such other party), sell, offer for sale, import and export specific products under their respective patent portfolio at that time that covers such products or a method of use thereof. The license granted to us by Spiration is limited to devices where the outer perimeter of the device seals with the airway wall and the device allows fluid flow only through one or more openings in the device radially inward of such outer perimeter. It does not give us a license under Spiration’s patent rights to valve devices that allow fluid flow only between the outer perimeter of the device and the airway wall. Similarly, the license granted to Spiration by us is limited to devices that allow fluid flow only between the outer perimeter of the device and the airway wall. It does not give Spiration a license under our patent rights to make or sell valve devices where the outer perimeter of the device seals with the airway wall and the device allows fluid flow only through one or more openings in the device radially inward of such outer perimeter. The licenses cannot be sublicensed. Furthermore, each license also includes a covenant not to sue the other party for infringement with respect to specified product elements, designs and features. The Spiration Cross-License can be terminated by either party upon 60 days’ written notice to the other in the event certain patents are no longer owned by the other party or such patents are no longer in force; provided, that, the parties are required to negotiate in good faith during such 60-day notice period to attempt to enter into a replacement cross-license prior to such termination. Neither party may assign or otherwise transfer the Spiration Cross-License without the written consent of the other party, except in connection with certain change-of-control transactions. We do not have any relationship with Spiration other than with respect to this cross-license agreement.
Manufacturing and Supply
We manufacture all our products — valves, delivery catheters, balloon catheters and the Chartis System console — at our headquarters located at 700 Chesapeake Drive, Redwood City, California 94063 where we lease approximately 25,000 square feet of space. Our lease terminates on July 31, 2025. This facility supports production operations, including manufacturing and quality control. We lease additional facilities in Redwood City, California of approximately 8,000 square feet and 17,000 square feet of space under lease agreements that terminates on May 31, 2024 and September 30, 2024, respectively. These facilities support finished goods storage and distribution. We have manufactured all our products at this facility for over 10 years and to date we have manufactured over 80,000 Zephyr Valves. There is a mutual early termination option starting November 30, 2021 on the 8,000 square feet of space.
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

We perform the final assembly, inspection, testing, packaging and product release testing for the Zephyr Valve, the EDC and Chartis System at our headquarters in Redwood City. These products are sterilized using ethylene oxide at a qualified sterilization supplier in Los Angeles, California. In the United States, we generally ship products from our third-party logistics provider in Memphis, Tennessee and our facilities in Redwood City to our direct sales territory managers, who deliver these products to our hospital customers. Once they are trained and proficient in the procedure, we may also sell our products directly to our hospital customers. Internationally, we ship our products to a qualified third-party logistics provider in the Netherlands who, in turn, may either ship directly to our customers in Europe, Australia and other international markets on a consignment basis or directly to our sales territory managers in these countries who then sell these products to our customers. We also ship from our Redwood City facilities to distributors in Asia Pacific and other international markets.
Our manufacturing and distribution operations are subject to regulatory requirements of the FDA’s QSR for medical devices sold in the United States, set forth in 21 CFR part 820, and the EU’s Medical Device Directive (“MDD”) or Medical Device Regulation (“MDR”) for medical devices marketed in the European Union. We are also subject to applicable local regulations relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances.
The FDA monitors compliance with the QSR through periodic inspections of our facilities, which may include inspection of our suppliers’ facilities as well. Our European Union Notified Body, British Standards Institute (“BSI”), monitors compliance with the MDD requirements through both annual scheduled audits and periodic unannounced audits of our manufacturing facilities as well as our contract third-party suppliers’ facilities.
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
Our quality management system in our Redwood City manufacturing facility is currently ISO 13485:2016 certified, MDD certified and licensed by the California Department of Public Health (“CDPH”) Food and Drug Branch. Our manufacturing facility is an FDA-registered medical device establishment. BSI will audit our facility to the MDR during 2022.
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

Government Regulation
United States Food and Drug Administration (“FDA”)
Our products and operations are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act of 1938 and its implementing regulations (“FDCA”), as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, distribution, promotion, import and export and post-marketing surveillance.
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

The Investigational Device Exemption Process (“IDE”)
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
In approving a PMA application, as a condition of approval, the FDA may also require some form of post-approval study (“PAS”) or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer-term safety and effectiveness data for the device. We are subject to certain PAS requirements under our PMA for the Zephyr Valve. PAS reports for the Zephyr Valve Registry study are required every six months for the first two years of the study and annually thereafter. PAS reports for the LIBERATE extension study are required annually. The FDA may also require post-market surveillance for certain devices cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices used outside a device user facility. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use.
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
European Union
Our portfolio of products is regulated in the European Union as a medical device per the European Union Medical Devices Directive (Council Directive 93/42/EEC) (“MDD”) and, starting on May 26, 2021, the Medical Device Regulation (Regulation (EU) 2017/745) (“MDR”). The MDR sets out the basic regulatory framework for medical devices in the European Union. The system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with the CE mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDR within their jurisdiction. The means for achieving the requirements for the CE mark vary according to the nature of the device. Devices are classified in accordance with their perceived risks, similar to the United States system. The class of a product determines the conformity assessment required before the CE mark can be placed on a product. Conformity assessments for our products are carried out as required by the MDR. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states. The CE mark is contingent upon continued compliance with the applicable regulations and the quality system requirements of the ISO 13485 standard. Our current CE mark is issued by BSI under the MDD. We will obtain a CE mark under the MDR prior to the expiration of the existing CE certificate.
Health Insurance Portability and Accountability Act
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), established federal protection for the privacy and security of health information. Under HIPAA, the United States Department of Health and Human Services (“HHS”), has issued regulations to protect the privacy and security of PHI used or disclosed by “Covered Entities,” including certain healthcare providers, health plans and healthcare clearinghouses, and their respective “Business Associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and certain healthcare providers. The HIPAA privacy regulations protect medical records and other PHI by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical and technical safeguards and the adoption of written security policies and procedures. In addition, HIPAA requires Covered Entities to execute Business Associate Agreements with their Business Associates and subcontractors who provide services for or on behalf of Covered Entities. Business Associates have a corresponding obligation to maintain appropriate Business Associate Agreements under HIPAA. In addition, companies that would not otherwise be subject to HIPAA may become contractually obligated to follow HIPAA requirements through agreements with Covered Entities and Business Associates, and some of our customers may require us to agree to these provisions.
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
Privacy and Information Security Laws
In the ordinary course of our business, we may process personal data, including health data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), and the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”). In addition, states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act and Colorado passed the Colorado Privacy Act.
The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing and that increase our compliance obligations and exposure for any non-compliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches that may include an award of statutory damages. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. US federal and state consumer protection laws may require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
European data protection laws (including the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area (“EEA”) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing only to what is necessary for specified, explicit and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authorities and affected individuals; and mandating the appointment of representatives in the United Kingdom and/or the European Union in certain circumstances.

See also Part I, Item 1A, “Risk Factors—Risks Related to Government Regulation and Our Industry” for additional information about the laws and regulations to which we are or may become subject and the risks to our business associated with such laws and regulations.
U.S. Federal, State and Foreign Fraud and Abuse Laws
The federal and state governments have enacted, and actively enforce, a number of laws to address fraud and abuse in federal healthcare programs. Our business is subject to compliance with these laws. If our operations are found to be in violation of any of the federal, state and foreign laws described below or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to significant penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, additional oversight and reporting obligations, exclusion from participation in government programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputation harm and disgorgement and we could be required to curtail or cease our operations.
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
The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered businesses, the statute has been violated. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (“FCA”).
There are a number of statutory exceptions and regulatory “safe harbors” protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance to offer protection. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the HHS Office of the Inspector General (“OIG”).
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
Open Payments
The Physician Payments Sunshine Act (“Open Payments”), enacted as part of the Affordable Care Act, requires certain pharmaceutical, medical device and medical supply manufacturers covered by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS: payments and transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and applicable manufacturers and group purchasing organizations, as well as information regarding ownership and investment interests held by physicians and their immediate family members. These reporting obligations include payments and other transfers of value made in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives. We are subject to Open Payments and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act (“FCPA”) prohibits any United States individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, if any, and to devise and maintain an adequate system of internal accounting controls for international operations.
International Laws
In Europe, various countries have adopted anti-bribery laws providing for severe consequences in the form of criminal penalties and significant fines for individuals or companies committing a bribery offense. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.
For instance, in the United Kingdom, under the Bribery Act of 2010 (“Bribery Act”), a bribery occurs when a person offers, gives or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the Bribery Act. An individual found in violation of the Bribery Act, faces imprisonment of up to ten years. In addition, the individual can be subject to an unlimited fine, as can commercial organizations for failure to prevent bribery.
There are also international privacy laws that impose restrictions on the access, use and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain required patient information could significantly impact our business and our future business plans.
United States Centers for Medicare and Medicaid Services (“CMS”)
Medicare is a federal program administered by CMS through Medicare Administrative Contractors. Available to individuals age 65 or over, and certain other individuals, the Medicare program provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and copayments.
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
The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act also provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain fees mandated by the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. On January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future, including congressional legislation to modify or replace the Affordable Care Act or elements of the Affordable Care Act. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Human Capital Management
Employees
As of December 31, 2021, we had a total of 253 employees, with 198 employees in the U.S., 39 in Europe, and 16 in Asia Pacific. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that we have good relations with our employees.
Code of Business Conduct and Business Ethics
Pulmonx is dedicated to conducting its business consistent with the highest standard of business ethics. Each employee receives and agrees to follow the Pulmonx Code of Business Conduct and Ethics. Employees are encouraged to discuss any related concerns with management or report concerns anonymously through an Ethics Hotline.
Culture of Diversity, Equity, and Inclusion
At Pulmonx, we value diverse perspectives and experiences. We continue to create an inclusive culture where differences drive innovation. In 2021, our task force identified opportunities to increase awareness as well as initiatives to identify, attract and retain underrepresented diverse talent.
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
We have incurred net losses since our inception. For the years ended December 31, 2021 and 2020, we had net losses of $48.7 million and $32.2 million, respectively, and we expect to continue to incur additional losses. As of December 31, 2021, we had an accumulated deficit of $291.4 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
•the impact of the COVID-19 pandemic on our business, financial condition and results of operations;
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the years ended December 31, 2021 and 2020 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
In the United States, in order for physicians to use the Zephyr Valve, we expect that the hospital facilities where these physicians treat patients will typically require us to enter into purchasing contracts setting forth the terms and conditions under which the hospital facilities will purchase Zephyr Valves. This process can be lengthy and time-consuming and require extensive negotiations and management time, and potentially result in delays and increases to the sales cycle before we can sell the Zephyr Valve to these hospitals. In the European Union (“EU”), certain institutions may require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospital facilities via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may decrease, and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.
The COVID-19 pandemic has had a material adverse impact on our business, financial condition and results of operations, and may continue to impact us in the future.
The COVID-19 pandemic has had a material adverse impact on our business, financial condition and results of operations by decreasing and delaying procedures performed using our products, and the pandemic may continue to adversely impact our business, financial condition and results of operations in the future. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our products have been substantially impacted as healthcare organizations across the globe have prioritized the treatment of patients with COVID-19 or have altered their operations to respond to the pandemic. For example, in the U.S., governmental authorities recommended, and, in certain cases, required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. As a result, the COVID-19 pandemic has adversely impacted the number of procedures using the Zephyr Valve as hospitals have had to focus on COVID-19 and as patients generally sought to postpone healthcare visits and treatments. The COVID-19 pandemic and related governmental and societal responses to mitigate its impact have caused, and may in the future cause, decreased demand for procedures using our products, a global slowdown of economic activity, volatility and disruption of financial markets, supply chain disruptions, and changes in behavior of healthcare organizations.
Despite signs of recovery in some regions of our U.S. markets, we may continue to see regional variations in procedure volumes from a resurgence of the COVID-19 pandemic and its variants. In international markets, our business faced continued pressure in the fourth quarter of 2021 as a result of the COVID surge that led to lockdowns across a number of markets in Europe. During the fourth quarter of 2021, sales increased in regions of the U.S. less affected by COVID-19, which were partially offset by decreased sales in US regions significantly impacted by the

Delta and Omicron variants of COVID-19. We cannot be certain that any recovery will be sustained, or that a further resurgence of COVID-19 will not occur, including, for example, in the U.S. and Europe where there have been increasing cases from COVID-19 variants. Many of the measures adopted in response to, and challenges resulting from, COVID-19 may continue for the duration of the pandemic, which is uncertain, and could significantly reduce our revenue and adversely impact our business, financial condition and results of operations for the duration of the pandemic. As a result, we cannot assure you that our recent volume of Zephyr Valves sold are indicative of future results or that we will not experience additional adverse or materially adverse impacts associated with the COVID-19 pandemic. Further, there may be limited provider capacity due to labor shortages, or for other reasons, which could limit the ability of patients to receive treatment with Zephyr Valves. This limited provider and hospital capacity could have a material adverse effect on our business, financial condition and results of operations as the pandemic subsides and following the end of the pandemic.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of December 31, 2021, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, and BCBS Michigan have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
The CMS have established guidelines for the coverage and reimbursement of certain products and procedures by Medicare. In general, in order to be reimbursed by Medicare, a healthcare procedure furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received healthcare products and services. Any changes in federal legislation, regulations and policy affecting CMS coverage and reimbursement relative to the procedure using our products could have a material effect on our performance. While no national coverage determination (“NCD”) or local coverage determination (“LCD”) exists for endobronchial valves currently, CMS could develop an NCD, or one or more Medicare contractors could develop an LCD that either restricts coverage or restricts the patient population deemed appropriate for the treatment.
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

Outside of the United States, reimbursement levels vary significantly by country and by patient. Reimbursement is obtained from a variety of sources, including government sponsors, hospital budgets, or private health insurance plans, or combinations thereof. We have established reimbursement access in countries across Europe and Asia Pacific, including Australia, Austria, Belgium, France, Germany, the Netherlands, United Kingdom (the “UK”), Scotland, Switzerland and South Korea, and other countries. Even if we succeed in bringing our products to market in additional foreign countries, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at acceptable prices.
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
We rely on third-party service providers to upload and analyze CT scan data on the StratX Platform. In order to make the StratX Platform available to physicians, we contract with a third-party cloud service. This third-party cloud service enables physicians to upload CT scan data while removing protected health information (“PHI”) of patients from that data, in case the physicians have, inadvertently, not removed the PHI themselves. We also contract with additional third-party service providers to analyze the CT scan data using their proprietary software, and provide quantitative results via an easy-to-read report that we designed for our solution (“StratX Lung Report”). The StratX Lung Report is then made available to physicians in the third-party cloud service.
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
In February 2020, we executed a Loan and Security Agreement (the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), which provided us with the ability to borrow up to $32.0 million in debt financing. As of December 31, 2021, we have borrowed $17.0 million under the CIBC Agreement. See the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺2020 Notes,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through private placements of equity securities, debt financing arrangements and sales of our products. As of December 31, 2021, we had $191.0 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $291.4 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities, together with available borrowings under the CIBC Agreement, will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
We expect to continue to make substantial investments in clinical trials that are designed to provide clinical evidence of the safety and efficacy of our solution. We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales territory managers and expanding our international sales and marketing programs to help promote awareness and increase adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high volume hospitals. In order to continue to grow our business, we will need to hire additional sales personnel to efficiently serve the market. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our solution, broaden the addressable market and expand indications, support regulatory submissions and demonstrate the clinical efficacy of our solution. Moreover, we expect to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and Securities and Exchange Commission (“SEC”) compliance, investor relations and other expenses. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future. Our future capital requirements will depend on many factors, including:
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
Sales in markets outside of the United States accounted for approximately 48.4% and 50.5% of our revenue for the years ended December 31, 2021 and 2020, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
•customs clearance and shipping delays;
•political, social, and economic instability abroad, including as a result of armed conflict, war or the threat of war, terrorist activity and other security concerns in general;
•global health epidemics or other contagious diseases, including the impact of the COVID-19 pandemic;
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
Although we are in the process of implementing policies and procedures designed to ensure compliance with applicable data security and privacy-related laws and regulations and we take measures to protect sensitive information from unauthorized access or disclosure, our information technology (“IT”) and infrastructure, and other third parties, including technology partners and providers, may be vulnerable to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. In addition to traditional computer “hackers” and threat actors, sophisticated nation-state, nation-state supported, and criminal threat actors now engage in attacks, including advanced persistent threat intrusions and ransomware attacks, the latter of which are becoming increasingly prevalent and severe. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided or used by third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The use of cloud-based computing creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. For example, companies have recently experienced an increase in phishing and social engineering attacks from third parties. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources. Although the aggregate impact of cybersecurity incidents on our operations and financial condition has not been material to date, we have occasionally been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems or other information technology infrastructure change frequently and may not be detected until after an incident has occurred. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. We cannot assure you, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns and breaches could negatively affect our business, financial condition and results of operations and our reputation.
If we or our third-party service providers experience, or are perceived to have experienced, material security breaches, it may result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; or orders to destroy or not use personal data. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. Security incidents could also result in indemnity obligations, negative publicity and financial loss. There can be no assurance that limitations of liability in our contracts are sufficient to protect us from claims related to our security obligations. Security incidents and vulnerabilities may cause some of our customers and users to stop using our services and our failure, or perceived failure, to meet expectations with regard to the security, integrity, availability and confidentiality of our systems and sensitive data could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. Any of these results could harm our growth prospects, our business and our reputation. Moreover, security incidents can result in the diversion of funds, and interruptions, delays, or outages in our operations and services, including due to ransomware attacks. Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions to our operations and adversely impact the confidentiality, integrity and availability of sensitive, proprietary or confidential information, and prevent us from administering our business.
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
Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products.
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
Further, in late February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and trade actions against Russia, and the U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response, is likely to cause regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In particular, while it is difficult to anticipate the impact of any of the foregoing on the Company, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

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
Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our solution or maintain prices at the levels we have historically achieved. Any decline in the amount that payors reimburse our customers for the Zephyr Valve and related products could make it difficult for customers to continue using, or to adopt, our solution and could create additional pricing pressure for us. If we are forced to lower the price we charge for our solution, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which will negatively affect our business, financial condition and results of operations.

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
If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the European Economic Area (“EEA”).
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
The Medical Devices Regulation became applicable in 2021. These modifications may have an effect on the way we conduct our business in the EEA.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new devices to be reviewed and/or approved or cleared by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA has had to postpone inspections of certain foreign and domestic manufacturing facilities and products, and is conducting inspections on a risk-based basis. Other regulatory authorities have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
•the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) and its implementing regulations, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;
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
•the Federal Drug & Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•the federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits, among other things, physicians who have a financial relationship, including an investment, ownership or compensation relationship with an entity, from referring Medicare and Medicaid patients to that entity for designated health services, which include clinical laboratory services, unless an exception applies. Similarly, entities may not bill Medicare, Medicaid or any other party for services furnished pursuant to a prohibited referral;
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
In the United States, the Zephyr Valve is marketed pursuant to a PMA order issued by the FDA. Any modifications to a PMA-approved device that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, manufacture, design, components, or technology requires approval of a new PMA application or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA 30-Day Notice, Special PMA Supplement—Changes Being Effected or PMA Annual Report. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new approvals are necessary. If the FDA disagrees with our determination and requires us to seek new PMA approvals for modifications to our previously approved products for which we have concluded that new approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Furthermore, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.

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
In addition, the PMA approval for the Zephyr Valve was subject to several conditions of approval, including extended follow-up of the pre-market study cohort and post market study. Though we believe we have complied with these conditions to date, any failure to comply with the conditions of approval could result in the withdrawal of PMA approval and the inability to continue to market the device. Failure to conduct the required studies in accordance with Institutional Review Board (“IRB”) and informed consent requirements, or adverse findings in these studies, could also be grounds for withdrawal of approval of the PMA.
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
If we or our suppliers fail to comply with the FDA’s QSR or the European Union Medical Devices Regulation, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.
Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s QSR and the European Union MDR, both of which cover procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of Zephyr Valves. We are also subject to similar state requirements and licenses, and to ongoing International Organization for Standardization (“ISO”) compliance in all operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, European Union Notified Bodies and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would negatively affect our business, financial condition and results of operations. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

We are registered with the FDA as a manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the CDPH to determine our compliance with the QSR and other regulations at our manufacturing facility, and these inspections may include the manufacturing facilities of our suppliers. Our design facilities in Redwood City, California were most recently audited by the FDA in November 2016 and no observations resulting in a warning letter were identified. We believe that we are in compliance, in all material respects, with the QSR.
We also maintain a certificate of registration for the design, manufacture, service, and distribution of our product from the BSI in the Netherlands, our European Notified Body. Most recently, BSI completed an ISO 13485 surveillance audit of our design, manufacturing and service operations in April 2020 and we believe that we are in compliance, in all material respects, with the MDD.
We can provide no assurance that we will continue to remain in compliance with the QSR or MDR. If the FDA, CDPH or BSI inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility, we may be unable to produce our solutions, which will negatively affect our business, financial condition and results of operations.
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
In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the obtainment of the right to affix the CE mark in the European Union; the submission to the FDA of an Investigational Device Exemption (“IDE”) application to commence a pivotal clinical trial for a new product candidate; the enrollment of patients in clinical trials; the release of data from clinical trials; and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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
Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under current good manufacturing practice, requirements and other regulations. Furthermore, we may rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we may have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice (“GCP”) requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.
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
There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, former President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain fees mandated by the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. In addition, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future, including congressional legislation to modify or replace the Affordable Care Act or elements of the Affordable Care Act. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business, financial condition and results of operations.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
The United Kingdom ceased to be a member state of the European Union on January 31, 2020 (commonly referred to as “Brexit”), and the transition period provided for in the withdrawal agreement entered by the United Kingdom and the European Union ended on December 31, 2020. On December 24, 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including with respect to trade, transport, visas, judicial matters, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Because the trade and cooperation agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
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
We are subject to diverse laws and regulations relating to data privacy and information security. Our data processing activities may also subject us to numerous other data privacy and security obligations, such as external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal information by us and on our behalf. In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards by which we are legally or contractually bound to comply.
New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, in June 2018, the State of California enacted the CCPA, which went into effect on

January 1, 2020 and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allow consumers to opt out of certain data sharing with third parties. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Moreover, although the CCPA includes limited exceptions from its prescriptions, including exceptions for personal health information collected by covered entities or business associates subject to HIPAA, among others, the CCPA may regulate or impact our processing of personal information depending on the context. It remains unclear how this legislation will be interpreted and enforced. In addition, it is anticipated that the CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. The CPRA may require additional compliance investment and potential business process changes in the meantime. Other states have enacted data privacy laws. For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could negatively affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.
The privacy laws in Europe have also been significantly reformed. In May 2018, the GDPR, took effect in EEA. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons, replacing data protection laws issued by each European Union member state based on the Directive 95/46/EC (“Directive”). Unlike the Directive, which needed to be transposed at a national level, the GDPR text is directly applicable in each European Union member state, resulting in a more uniform application of data privacy laws across the EU. Among other things, the GDPR sets out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit; and expanding the definition of personal data to include coded data and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our global turnover). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfers laws. For example, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Notably, these requirements will regulate the transfer of personal data from our clinical trial sites located in the EEA to jurisdictions outside of the EEA. One of the primary safeguards enabling U.S. companies to import personal information from Europe had been certification to the EU-U.S. Privacy Shield. However, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield. While the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield) (“SCCs”), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission issued new SCCs in June 2021 that repeal and replace the previous SCCs. If we elect to rely on the new SCCs, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe, which could limit our ability to conduct clinical trial activities in Europe. In addition, laws in Switzerland and the United Kingdom similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business.
Following the withdrawal of the United Kingdom from the European Union on January 31, 2020, and the expiration of the transition period, from January 1, 2021, companies have had to comply with both the GDPR and the UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018 (“UK GDPR”), largely retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains unclear, and it is unclear how the United Kingdom’s data protection laws and regulations will develop in the medium to longer term. Further, the United Kingdom’s Information Commissioner’s Office (“ICO”) is in the process of finalizing the United Kingdom’s data transfer solution to legitimize data transfers from the United Kingdom to third countries. In June 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EEA member states to the United Kingdom without additional safeguards. Additionally, in the event of a violation of the GDPR and UK GDPR affecting data subjects in both the United Kingdom and the EEA, we could be investigated by the ICO in the United Kingdom and supervisory authorities in the EEA. Compliance with the GDPR and UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business in Europe or require us to put in place additional mechanisms to ensure compliance with such protection rules and will increase our responsibility and potential liability in relation to personal data that we process.
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
Moreover, complying with the various cybersecurity or privacy laws that are applicable to us could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Any failure (or perceived failure) to comply could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.
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
We also license rights to use certain proprietary information and technology from third parties. The use of such proprietary information and technology is therefore subject to the obligations of the applicable license agreement between us and the owner. For example, the software we developed for the Chartis System includes the use of open-source software that is subject to the terms and conditions of the applicable open source software licenses that grant us permission to use such software. The owner of any such proprietary information or technology also might not enforce or otherwise protect its rights in the proprietary information or technology with the same vigilance that we would, which would allow competitors to use such proprietary information and technology without having to adhere to a license agreement with the owner.
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
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act (“Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a first-to-invent system to a first-to-file system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the trading prices for common stock of other medical device companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 pandemic has had a material adverse impact on our business, financial condition and results of operations, and may continue to impact us in the future. The extent to which the pandemic may continue to impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
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
As of December 31, 2021, we had outstanding 36,931,762 shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.
Further, as of December 31, 2021, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file on our behalf or for other stockholders.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own approximately 52% of our outstanding common stock as of December 31, 2021. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
We have incurred, and will continue to incur, increased costs as a public company, and our management has devoted, and will continue to devote, substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel have devoted, and continue to devote, a substantial amount of time to compliance with these requirements. Moreover, compliance with these rules and regulations increase our legal and financial costs and make some activities more time-consuming and costly.
We have identified a material weakness in our internal controls over financial reporting, and if we are unable to remediate such material weakness and maintain an effective system of internal controls in the future, we may fail to timely and accurately report our financial results, experience a loss of investor confidence in the accuracy and completeness of our consolidated financial statements, incur material misstatements in our consolidated financial statements, and the market price of our common stock may be adversely affected.
We are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. For example, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act (“Section 404”). Our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting. We designed, implemented, and tested internal control over financial reporting required to comply with this obligation. The process of compiling the system and processing documentation necessary to perform the evaluation required under Section 404 is costly and challenging, and, in the future, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion.
We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2021, related to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures. Although these control weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, our management had concluded that these control weaknesses constitute a material weakness. As a result, our management concluded that our internal control was not effective as of December 31, 2021. Our management, under the oversight of our Audit Committee and in consultation with outside advisors, has begun evaluating and implementing measures designed to ensure that the control deficiencies contributing to the material weakness are remediated. These remediation measures include, but are not limited to: (i) evaluating and implementing enhanced process controls around user access management; and (ii) expanding the management and governance over user access and system controls.
We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote time and attention to these remedial efforts. However, as we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above. Our remediation efforts will not be considered complete until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.
If we are unable to remediate the material weakness timely and sufficiently or if we identify future material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, we may experience a loss of investor confidence in the accuracy and completeness of our consolidated financial statements, incur material misstatements in our consolidated financial statements, incur difficulty accessing capital on favorable terms, or at all, be subject to fines, penalties or judgments, incur reputational harm, and the market price of our common stock may be adversely affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, which could require additional financial and management resources and materially and adversely affect our business, results of operations and financial condition.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Redwood City, California, where we lease and occupy approximately 50,000 square feet of office, manufacturing, and laboratory space. In addition, we lease various other office and warehouse spaces in Redwood City and Switzerland.
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
Holders of Common Stock
As of February 23, 2022, there were approximately 160 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in the street name by brokers and other nominees.
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
None.
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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. For the discussion of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021.
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
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. We employ both direct and distributor-based sales models, with over 90% of our revenue generated in markets where we sell directly.
In the United States, our solution is reimbursed based on established Category I Current Procedural Terminology (“CPT”) and ICD-10 Procedure Coding System (“PCS”) codes and associated APC and MS-DRG payment groupings. Current reimbursement in the United States is believed to cover the hospital costs of the procedure and related inpatient care. Commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, and BCBS Michigan have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Medicare covers our solution for patients when medically necessary, and other commercial insurers are approving pre-authorization requests on a case-by-case basis. Outside the United States, our solution is covered by major health systems across much of Europe, Australia and South Korea.
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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $48.4 million, with a gross margin of 73.6% and a net loss of $48.7 million, for the year ended December 31, 2021 compared to revenue of $32.7 million, with a gross margin of 64.8% and a net loss of $32.2 million, for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $291.4 million, cash and cash equivalents and marketable securities of $191.0 million, and $17.4 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Management believes that the Company’s existing cash, cash equivalents and marketable securities will allow the Company to continue its operations for at least the next 12 months from the date of the issuance of our consolidated financial statements.
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
The COVID-19-driven impact on procedure volumes, which began in 2020, extended into the first quarter of 2021. Beginning in March 2021, we observed indicators of recovery in our U.S. markets which continued through the second quarter. During the third quarter of 2021, procedure volumes were adversely impacted by the Delta variant of COVID-19 in certain regions of the U.S. During the fourth quarter of 2021, sales increased in regions of the U.S. less affected by COVID-19, which were partially offset by decreased sales in U.S. regions significantly impacted by the Delta and Omicron variants of COVID-19. In international markets, our business faced continued pressure in the fourth quarter of 2021 as a result of the COVID-19 surge that led to lockdowns across a number of markets in Europe. We may continue to see regional variations in procedure volumes in our U.S. and international markets from the COVID-19 pandemic and its variants. We are encouraged for the longer term, and we believe the following key indicators are contributing to the stabilization of our business:
•continued opening of new accounts;
•strong physician participation in virtual trainings;
•a strong patient pipeline evidenced by an increase in StratX report activity, a rebound in patient calls into hospitals inquiring about our procedure, and a resumption of patient calls to our reimbursement support service; and
•hospitals and centers accepting patients for elective procedures.
In response to the COVID-19 pandemic, we implemented a variety of measures intended to help us manage through the impact of the pandemic and position us to resume operations quickly and efficiently as restrictions, recommendations, and best practices evolve. These measures have included, and continue to include:
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
Despite signs of recovery of our business, we cannot be certain that any recovery will be sustained, or that a further resurgence of COVID-19 or variants of the virus will not occur. The measures adopted in response to, and challenges resulting from, the COVID-19 pandemic may continue to adversely affect our employees, including our sales force, hospitals, physicians, patients, communities and business operations, and may continue to contribute to significant volatility and negative pressure on the U.S. and world economy and financial markets.
Further, we cannot assure you that our recent volume of Zephyr Valves sold are indicative of future results. The number of Zephyr Valves sold in the future may decrease due to a resurgence of the COVID-19 pandemic. In addition, there may be limited provider capacity due to labor shortages, or for other reasons, which could limit the ability of patients to receive treatment with Zephyr Valves. Limited provider and hospital capacity has had a material adverse effect on our business, financial condition and results of operations and may continue to materially adversely affect us even as the pandemic subsides.
The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and variant strains, governmental and societal response to contain and treat COVID-19 and variant strains, and the availability and distribution of vaccines and public acceptance of vaccines, among others.

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
Third-Party Reimbursement
Since achieving regulatory approval in the United States in June 2018, we have launched the Zephyr Valve treatment and have made progress securing third-party payor reimbursement. The majority of our patients are Medicare beneficiaries. We estimate that roughly 75% of the potential Zephyr Valve patient population are Medicare/Medicaid beneficiaries, of which approximately 30% have managed Medicare/Medicaid and the remaining 45% have traditional Medicare/Medicaid. Approximately 25% of the potential Zephyr Valve patient population is under third-party commercial payor policies. A key element of our strategy remains to broaden our coverage by private third-party payor policies. Commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, and BCBS Michigan have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Some commercial payors do not yet consider our solution medically necessary, but these same plans are approving pre-authorization requests on a case-by-case basis. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.

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
Competition
Our industry is highly competitive and subject to rapid change from the introduction of new products and technologies and other activities of industry participants. Our goal is to establish our solution as a standard of care for severe emphysema. Existing treatments include medical management, lung volume reduction surgery (“LVRS”), lung transplantation as well as other minimally invasive treatments. Some of our competitors have several competitive advantages, including more established operating histories, established relationships with pulmonologists who commonly treat patients with emphysema, significantly greater name recognition, widespread distribution channel, and significantly greater sales and marketing resources. In addition to competing for market share, we also compete against these companies for personnel, including qualified sales and other personnel that are necessary to grow our business. Certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we could. In addition to existing competitors, other companies may acquire or in-license competitive products and could directly compete with us. We must continue to successfully compete in light of our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who use our products.
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
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the years ended December 31, 2021 and 2020.
Revenue from sales of our products fluctuates based on volume of cases (procedures performed), the average number of Zephyr Valves used for a patient, pricing, discounts, incentives and mix of U.S. and international sales. Our revenue also fluctuates and, in the future, will continue to fluctuate from quarter-to-quarter due to a variety of factors, including the availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and perform the procedures using our solution and seasonality. Our revenue from international sales may also be impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of changes in the fair value of our derivative liabilities, changes in the fair value of preferred stock warrants and foreign currency exchange gains and losses. In February 2020, the warrants were partly exercised and partly expired. The final fair value of the warrant liability was reclassified to stockholders’ equity/(deficit). All of our derivative liabilities were settled during 2020. Upon the closing of our IPO on October 5, 2020, we paid $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC. In connection with the closing of our IPO, the 2020 Notes were converted into 2,561,484 shares of common stock.

Results of Operations:
Comparison of the Years Ended December 31, 2021 and December 31, 2020
The following table summarizes our results of operations for the period indicated:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue	$48,416	$32,733	$15,683	47.9%
Costs of goods sold	12,786	11,531	1,255	10.9%
Gross profit	35,630	21,202	14,428	68.1%
Operating expenses:
Research and development	13,063	7,460	5,603	75.1%
Selling, general and administrative	69,871	46,074	23,797	51.6%
Total operating expenses	82,934	53,534	29,400	54.9%
Loss from operations	(47,304)	(32,332)	(14,972)	46.3%
Interest income	400	213	187	87.8%
Interest expense	(829)	(3,181)	2,352	(73.9)%
Other income (expense), net	(585)	3,282	(3,867)	(117.8)%
Net loss before tax	(48,318)	(32,018)	(16,300)	50.9%
Income tax expense	343	213	130	61.0%
Net loss	$(48,661)	$(32,231)	$(16,430)	51.0%
Revenue
Revenue increased by $15.7 million, or 47.9%, to $48.4 million during the year ended December 31, 2021, compared to $32.7 million during the year ended December 31, 2020. Revenue from the sale of products in the United States increased by $8.8 million, to $25.0 million, during the year ended December 31, 2021, compared to $16.2 million during the year ended December 31, 2020 and an increase in the sale of products in the international markets of $6.9 million, to $23.4 million, compared to $16.5 million during the year ended December 31, 2020. The increase in revenue was driven by increased sales of the Zephyr Valve as we gradually recovered from the global COVID-19 pandemic and continued to expand commercialization efforts.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.3 million, or 10.9%, to $12.8 million during the year ended December 31, 2021, compared to $11.5 million during the year ended December 31, 2020. The increase was mainly due to increased number of products sold, increased manufacturing costs as we expanded headcount and invested in operational infrastructure to support anticipated future growth. Cost of goods sold for the year ended December 31, 2020 was also impacted by lower manufacturing utilization in the second quarter of 2020 resulting from the response to the COVID-19 pandemic. The increase in procedure volumes and improved operating leverage caused gross margin to increase from 65% during the year ended December 31, 2020 to 74% during the year ended December 31, 2021.
Research and Development Expenses
Research and development expenses increased by $5.6 million, or 75.1%, to $13.1 million during the year ended December 31, 2021, compared to $7.5 million during the year ended December 31, 2020. The increase in research and development expenses was primarily due to an increase of $1.7 million in personnel expenses including stock-based compensation as we expanded our research and development team, an increase of $2.8 million in costs associated with our clinical trials, including fees paid to contract research organizations and testing expenses, and an increase of $1.1 million in professional services, regulatory, facility and other expenses during the year ended December 31, 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $23.8 million, or 51.6%, to $69.9 million during the year ended December 31, 2021 compared to $46.1 million during the year ended December 31, 2020. This increase in selling, general and administrative expenses was primarily due to an increase of $16.7 million of payroll and personnel-related expenses including stock based compensation as we expanded our sales and marketing and administrative function, an increase of $4.0 million in advertising expenses, an increase of $2.1 million in insurance costs associated with being a public company, an increase of $1.9 million in consulting expenses, and an increase of $2.1 million in facility and other expenses, offset by a decrease of $3.0 million resulting from the write-off of deferred initial public offering costs in the second quarter of 2020.
Interest Expense and Income
Interest expense decreased by $2.4 million, or 73.9%, to $0.8 million during the year ended December 31, 2021, compared to $3.2 million during the year ended December 31, 2020 primarily due to payoff of the Oxford Term Loan, conversion of the 2020 Notes into common shares upon IPO in 2020, offset by borrowings under the CIBC Loan. Interest income increased by $0.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, which was primarily due to increased marketable securities balances in 2021 compared to 2020.
Other Income (Expense), Net
Other income (expense), net decreased by $3.9 million to ($0.6) million during the year ended December 31, 2021, compared to $3.3 million during the year ended December 31, 2020, primarily related to the closing of our IPO in 2020 leading to favorable fair value adjustments of derivative liabilities in 2020.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through initial public offering, private placements of equity securities, debt financing arrangements and sales of our products. As of December 31, 2021, we had cash and cash equivalents and marketable securities of $191.0 million, an accumulated deficit of $291.4 million, and $16.9 million outstanding under the CIBC Loan, net of debt discount.
Term Loan
Oxford Finance Loan
From August 2014 until February 2020, the Company was party to a Loan and Security Agreement with Oxford Finance LLC, which provided the ability to borrow up to $20.0 million in term loans (“Oxford Finance Loan”). In 2014, the Company borrowed $15.0 million. The term loan bore interest at 8.96% and had a five-year term. The first 36 months were interest only payments followed by 24 months of equal payments of principal and interest. A final payment of 8.5% of the term loan amount was due at maturity and was being accreted using the effective interest rate method. The term loan was collateralized by assets, including cash and cash equivalents, accounts receivable and property and equipment. The Oxford Finance Loan was subsequently amended in 2017 and 2018 to extend the interest only period and to extend the maturity date to July 1, 2020, and at the Company’s option, further extend the maturity date to May 1, 2021. In 2019, the Company elected to extend the maturity date to May 2021.
In connection with the original agreement in August 2014, the Company also entered into the Success Fee Agreement. In the event of a sale or other disposition by the Company of all or substantially all of its assets, a merger or consolidation, or an initial public offering (a “Liquidity Event”), before the termination of the agreement on August 28, 2021, the Company was required to pay up to $2.5 million (the “Success Fee”) to Oxford Finance

LLC, the amount of which would be based on actual borrowings, up to $20.0 million. This agreement was identified as a freestanding derivative under ASC 815, Derivatives and was remeasured to its fair value at the end of each reporting period and any change in fair value is recognized as change in other income (expense), net in the statements of operations and comprehensive loss (Note 4). On October 5, 2020, in connection with the IPO, the Company paid $1.9 million pursuant to the Success Fee Agreement to Oxford Finance LLC based on the $15.0 million borrowed.
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
In 2020, the Company recorded interest expense related to deferred financing and debt issuance costs of less than $0.1 million, respectively.
Interest expense on the term loan amounted to $0.4 million during the years ended December 31, 2020.
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
In April 2020, the Company entered into a First Amendment to CIBC Agreement that changed the maturity date to March 15, 2022, which would be automatically extended to February 20, 2025 if the maturity of all outstanding convertible notes was extended to a date no earlier than May 21, 2025 or all convertible notes converted into convertible preferred stock of the Company. An amendment fee of $0.2 million was paid. The Tranche B drawing is conditioned to achieving a trailing six-month revenue of at least $15.0 million as of the date of any Tranche B borrowing. On the date of drawing Tranche B Loan or Tranche C Loan, the Company will pay a structuring fee in an amount equal to 1.0% of the amount of Tranche B Loan or Tranche C Loan. The amendment was accounted for as a debt modification and no gain or loss was recognized.
In December 2020, to address certain post-close covenants for which the Company was not in compliance, the Company entered into a Second Amendment to the CIBC Agreement that extended the compliance date for certain post-close covenants to June 30, 2021.

In March 2021, the Company entered into an Amended and Restated Agreement which extended the maturity date from March 15, 2022 to February 20, 2025, and modified certain financial covenants. Per the amended terms, 36 equal payments of principal plus accrued interest will be due beginning March 31, 2022. The beginning of principal repayment can be extended to March 31, 2023 if the Company achieves three-month trailing revenue of at least $20.0 million as of February 20, 2022. In connection with the Amended and Restated Agreement, the Company paid fees to CIBC of less than $0.1 million which were recorded as a discount on the CIBC Loan and are being accreted over the life of the term loan using the effective interest method. The amendment was accounted for as a debt modification and no gain or loss was recognized.
In June 2021, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement with CIBC that extended the compliance of certain post-close covenants to March 31, 2022.
In October 2021, the Company entered into a Second Amendment to the Amended and Restated Loan and Security Agreement with CIBC, which extended the interest only period of the loan from 24 months to 36 months. Under the amended terms, principal repayment will begin in February 2023. There was no change to the loan interest rate or maturity date.
As of December 31, 2021, the CIBC Loan had an annual effective interest rate of 4.71% per year.
The financial covenants in the CIBC Agreement require that, when the cash and cash equivalents of the Company is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to or greater than the Adjusted EBITDA loss as defined in the CIBC Agreement for the four-month period ending on any date of determination. As of December 31, 2021, the Company was in compliance with all covenants contained in CIBC Agreement.
The Company paid $0.4 million fees to the lender and third parties, which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the year ended December 31, 2021 and December 31, 2020, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.8 million and $0.7 million during the year ended December 31, 2021 and December 31, 2020, respectively.
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
The 2020 Notes included embedded derivatives that were required to be bifurcated from the 2020 Notes and accounted for separately as a single, compound embedded derivative instrument under ASC 815, Derivatives (“2020 Notes derivative liability”). The Company determined that a share settled redemption in the case of a financing or an IPO as described in the 2020 Notes represented an embedded derivative that was not clearly and closely related to the debt host and had accounted for these settlement alternatives as separate embedded derivative liability. The fair value of the 2020 Notes derivative liability of $3.9 million was recorded on the issuance date of the 2020 Notes resulting in a debt discount, which was reported as a direct deduction from the face amount of the 2020 Notes. The 2020 Notes derivative liability was remeasured to its fair value at the end of each reporting period and any change in fair value is recognized in other income (expense), net in the statements of operations and comprehensive loss (Note 4). The change in fair value of $3.9 million during the year ended December 31, 2020 was recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
Upon the closing of the IPO in October 2020, the $33.0 million aggregate outstanding principal amount and $0.8 million accrued interest of the 2020 Notes converted into 2,561,484 shares of common stock pursuant to the Qualified IPO conversion at the $13.20 per share fixed price. The Company determined that the 2020 Notes derivative liability had no value upon the closing of the IPO, because value of the notes with and without such derivative was the same.
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
At December 31, 2021, the Company retained the ability to draw up to an additional $33.0 million under the 2020 Notes Agreement until the maturity date in April 2022. The Company’s obligations with respect to the 2020 Notes are unsecured and subordinated to its obligations with respect to the CIBC Loan. The 2020 Notes have customary events of default.
Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement will bear no interest and is payable within 60 months after receipt of funds. As of December 31, 2021, Pulmonx International Sàrl did not make any repayment of credit agreement. The COVID-19 Credit Agreement bears no interest and will be repaid in twelve equal installments, paid semi-annually, beginning in March of 2022.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Years Ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(41,388)	$(30,633)
Investing activities	(46,255)	12,694
Financing activities	4,456	234,831
Effect of exchange rate changes on cash and cash equivalents	106	133
Net increase (decrease) in cash, cash equivalents and restricted cash	$(83,081)	$217,025

Cash Flows from Operating Activities
Net cash used in operating activities was $41.4 million for the year ended December 31, 2021. Cash used in operating activities was primarily a result of the net loss of $48.7 million, an increase in accounts receivable of $2.4 million, an increase in inventory of $6.4 million primarily due to higher inventory levels required to support projected increase in sales, an increase in prepaid and other current assets of $1.2 million, an increase in other assets of $0.2 million, a decrease in lease liabilities of $2.5 million, offset by an increase in accrued liabilities of $4.8 million, stock based compensation expense of $7.9 million, employee stock purchase plan expense of $2.6 million, write-down of inventory due to obsolescence of $1.2 million, depreciation and amortization expense of $0.9 million, amortization of debt discount and debt issuance costs of $0.1 million, non-cash lease expense of $2.4 million, and decrease of deferred revenue of $0.1 million. The increase in prepaid expenses, accrued liabilities and accounts payable is primarily due to increases in inventory and expenses related to operating as a public company and timing of payments to our vendors.
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
Cash Flows from Investing Activities
Net cash provided by investing activities in the year ended December 31, 2021 was $46.3 million primarily consisting of maturities of investments of $10.0 million, offset by the purchases of investments of $52.6 million, and purchases of property and equipment of $3.7 million.
Net cash provided by investing activities for the year ended December 31, 2020 was $12.7 million primarily consisting of maturities of short-term investments of $13.6 million offset by purchased of property and equipment of $0.9 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the year ended December 31, 2021 of $4.5 million primarily relates to proceeds of $2.6 million from issuance of common stock under the employee stock purchase plan, and proceeds of $1.9 million from exercise of common stock options.
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

Material Cash Requirements
Our net cash operating expenditures were $41.4 million in 2021 and $30.6 million in 2020, and we intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $3.7 million in 2021 and $0.9 million in 2020, and we expect to incur continued expenditures in the future in support of our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $10.0 million at December 31, 2021, with $2.7 million expected to be paid within the next 12 months, and amounts related to future long-term debt which total $19.1 million, with $0.8 million expected to be paid within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of December 31, 2021, we had cash, cash equivalents and marketable securities of $191.0 million. Based on our current planned operations, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2021. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of medical devices, we are unable to estimate the exact amount of our working capital requirements. The adequacy of our available funds and our ability to raise any necessary additional capital to meet longer-term operating and capital requirements will depend on many factors, including:
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
Critical Accounting Estimates
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses incurred during the reporting periods. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. For more detail on our critical accounting policies, refer to Note 2 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
Derivative Instruments
In connection with the Oxford Agreement, we entered into the Success Fee Agreement. In the event of a Liquidity Event, before the termination of the agreement on August 28, 2021, we are required to pay up to $2.5 million to Oxford Finance LLC. The Success Fee is equal to 6.25% of the term loan if the Liquidity Event occurs within 18 months of August 28, 2014, 8.75% if the Liquidity Event occurs after 18 months and within 3 years of August 28, 2014, and 12.50% if the Liquidity Event occurs after the third anniversary of August 28, 2014. As of December 31, 2019, the maximum amount of Success Fee subject to a potential payout was $1.9 million. This agreement has been identified as a freestanding derivative under ASC 815, Derivatives (“Success Fee”) and is remeasured to its fair value at the end of each reporting period and any change in fair value is recognized as change in other income (expense), net in the statements of operations and comprehensive loss (see Note 4 to our consolidated financial statements).
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
Common Stock Valuation and Stock-Based Compensation
We recognize compensation costs related to stock options and awards granted to employees and non-employees based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value of stock options, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the optionee is required to provide service in exchange for the award, which is typically the vesting period. We account for forfeitures as they occur.
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
As of December 31, 2021, there was $33.7 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 3.15 years.
Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price.
Income Taxes
Our major tax jurisdictions are the United States and California, Switzerland and Neuchâtel.
Significant judgment is required to determine our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles, complex tax laws, or variances between our actual and anticipated operating results. Therefore, actual income taxes could materially vary from these estimates.
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
Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“Code”), as defined in Section 382, and other similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $148.5 million as of December 31, 2021, which consist of cash, money market funds, commercial paper and corporate bonds. We held cash in foreign banks of approximately $4.6 million at December 31, 2021 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $16.9 million under the CIBC Agreement with interest rate of 4.71% as of December 31, 2021. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 48.4%, and 50.5% of our total revenue for the year ended December 31, 2021, and 2020, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the year ended December 31, 2021 by approximately $2.3 million and $1.6 million, respectively, with a net impact of $0.7 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pulmonx Corporation

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Pulmonx Corporation
Redwood City, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pulmonx Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2022 expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Timing of Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s revenue is generated from the sale of its products to distributors and hospitals in the United States and international markets. Revenue is recognized when there is an enforceable contract and the customer obtains control of promised goods or services, in an amount that reflects consideration which the entity expects to receive in exchange for those goods or services. Control is generally transferred upon either direct shipment or hand delivery of products. The Company’s consolidated revenue was $48.4 million for the year ended December 31, 2021.
We identified the evaluation of when performance obligations have been met and the timing of revenue recognition as a critical matter. The timing of establishing a legally enforceable contract and transferring control varies depending on the fulfillment method and customary business practices. Auditing these elements involved especially challenging auditor judgment due to the manual nature of tracking these elements.
The primary procedures we performed to address this critical audit matter included:
•Reviewing the entity’s revenue recognition policies and evaluating whether those policies comply with the requirements of ASC 606.
•Evaluating managements period end analysis of the timing and accuracy of transactions recognized as revenue during a short period before and after year end by tracing transactions from the general ledger into the analysis to test completeness and obtaining and inspecting underlying source documents for significant transactions.
•Evaluating on a test basis, but with increased focus on a period deemed susceptible to revenue timing errors, the timing and accuracy of transactions recognized as revenue by obtaining and inspecting underlying source documents.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2011.
San Francisco, California
March 1, 2022

Pulmonx Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$148,480	$231,561
Restricted cash	231	231
Short-term marketable securities	31,561	—
Accounts receivable, net	6,562	4,228
Inventory	16,285	10,741
Prepaid expenses and other current assets	4,883	3,228
Total current assets	208,002	249,989
Long-term marketable securities	10,941	—
Property and equipment, net	4,814	1,474
Goodwill	2,333	2,333
Intangible assets, net	277	400
Right of use assets	8,075	8,976
Other long-term assets	731	536
Total assets	$235,173	$263,708

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,582	$1,472
Accrued liabilities	13,366	8,651
Income taxes payable	147	94
Deferred revenue	163	71
Credit Agreement, current	91	—
Current lease liabilities	2,201	2,238
Total current liabilities	17,550	12,526
Deferred tax liability	37	62
Long-term lease liabilities	6,844	7,618
Credit agreement	455	564
Term loan	16,869	16,804
Other long-term liabilities	179	—
Total liabilities	41,934	37,574
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 36,931,762 shares and 35,693,753 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	37	36
Additional paid-in capital	482,885	467,147
Accumulated other comprehensive income	1,712	1,685
Accumulated deficit	(291,395)	(242,734)
Total stockholders’ equity	193,239	226,134
Total liabilities and stockholders’ equity	$235,173	$263,708
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Revenue	$48,416	$32,733
Cost of goods sold	12,786	11,531
Gross profit	35,630	21,202
Operating expenses
Research and development	13,063	7,460
Selling, general and administrative	69,871	46,074
Total operating expenses	82,934	53,534
Loss from operations	(47,304)	(32,332)
Interest income	400	213
Interest expense	(829)	(3,181)
Other income (expense), net	(585)	3,282
Net loss before tax	(48,318)	(32,018)
Income tax expense	343	213
Net loss	(48,661)	(32,231)
Other comprehensive income
Currency translation adjustment	51	318
Change in unrealized (losses) gains on marketable securities	(24)	(6)
Total other comprehensive income	27	312
Comprehensive loss	$(48,634)	$(31,919)
Net loss per share attributable to common stockholders, basic and diluted	$(1.35)	$(3.16)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,129,409	10,184,841
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 1, 2020	17,583,150	$205,339	2,100,203	$2	$21,750	$1,373	$(210,503)	$(187,378)
Issuance of Series C-1 convertible preferred stock upon exercise of warrants	213,876	2,260	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(17,797,026)	(207,599)	17,797,026	18	207,581	—	—	207,599
Conversion of 2020 Notes into common stock	—	—	2,561,484	3	30,589	—	—	30,592
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discount of $17,108	—	—	11,500,000	11	201,381	—	—	201,392
Issuance of common stock upon exercise of stock options	—	—	1,745,040	2	2,703	—	—	2,705
Repurchase of early exercised common stock options	—	—	(10,000)	—	—	—	—	—
Change in shares subject to repurchase	—	—	—	—	(346)	—	—	(346)
Stock-based compensation expense	—	—	—	—	3,489	—	—	3,489
Currency translation adjustment	—	—	—	—	—	318	—	318
Change in unrealized losses on marketable securities	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(32,231)	(32,231)
Balances at December 31, 2020	—	—	35,693,753	36	467,147	1,685	(242,734)	226,134
Issuance of common stock upon vesting of restricted stock unit	—	—	40,908	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,065,567	1	1,880	—	—	1,881
Repurchase of early exercised common stock options	—	—	(12,945)	—	—	—	—	—
Change in shares subject to repurchase	—	—	—	—	204	—	—	204
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	144,479	—	2,652	—	—	2,652
Stock-based compensation expense	—	—	—	—	11,002	—	—	11,002
Currency translation adjustment	—	—	—	—	—	51	—	51
Change in unrealized losses on marketable securities	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(48,661)	(48,661)
Balances at December 31, 2021	—	$—	36,931,762	$37	$482,885	$1,712	$(291,395)	$193,239
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(48,661)	$(32,231)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,530	3,197
Change in fair value of derivative liability	—	(3,190)
Write-off of fixed assets	7	—
Allowance for doubtful accounts	4	(7)
Inventory write-downs	1,186	472
Depreciation and amortization expense	867	483
Amortization of debt discount and debt issuance costs	106	968
Write-off of deferred offering costs	—	3,030
Amortization of premiums and discounts on short-term marketable securities	59	(35)
Non-cash lease expense	2,360	1,467
Net changes in operating assets and liabilities:
Accounts receivable	(2,432)	1,457
Inventory	(6,458)	(5,047)
Prepaid expenses and other current assets	(1,214)	(1,756)
Other assets	(221)	65
Accounts payable	87	592
Accrued liabilities	4,800	1,019
Income taxes payable	21	(155)
Lease liabilities	(2,517)	(876)
Deferred tax liability	(6)	22
Deferred revenue	94	(108)
Net cash used in operating activities	(41,388)	(30,633)
Cash flows from investing activities
Purchases of investments	(52,584)	—
Maturities of investments	10,000	13,605
Purchases of property and equipment	(3,671)	(911)
Net cash provided by (used in) investing activities	(46,255)	12,694
Cash flows from financing activities
Proceeds from borrowing under term loans, net of payment of lender fees and costs	—	17,291
Repayment of term loans	—	(17,248)
Payment of Success Fee	—	(1,875)
Proceeds from the issuance of convertible note, net of payment of lender fees and costs (includes $0 and $0 from related party for the years ended December 31, 2021 and 2020, respectively)	—	32,950
Proceeds from Paycheck Protection Program loan	—	2,666
Repayment of Paycheck Protection Program loan	—	(2,666)
Debt issuance cost	(41)	(162)
Payments of deferred offering costs	—	(2,462)
Proceeds from exercise of warrants for Series C-1 convertible preferred stock	—	2,261
Proceeds from exercise of common stock options	1,871	2,705
Proceeds from issuance of common stock under the employee stock purchase plan	2,652	—
Proceeds from initial public offering, net of offering costs	—	201,392
Payments for the repurchase of early exercised common stock options	(26)	(21)
Net cash provided by financing activities	4,456	234,831

Effect of exchange rate changes on cash and cash equivalents	106	133
Net (decrease) increase in cash and cash equivalents	(83,081)	217,025
Cash and cash equivalents at beginning of year	231,792	14,767
Cash, cash equivalents and restricted cash at end of year	$148,711	$231,792
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$148,480	$231,561
Restricted cash	231	231
Cash, cash equivalents and restricted cash in consolidated balance sheets	$148,711	$231,792

Supplemental non-cash items:
Lapse (increase) in repurchase rights of common stock	$204	$(346)
Purchases of property and equipment in accounts payable and accrued liabilities	$584	$65
Issuance of derivative instrument related to convertible notes	$—	$3,900
Operating lease right of use assets obtained in exchange for new lease liabilities	$1,460	$3,935
Amount receivable from exercise of Options	$10	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$322	$259
Cash paid for interest	$722	$3,059
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $291.4 million as of December 31, 2021. During the years ended December 31, 2021, and 2020, the Company used $41.4 million, and $30.6 million of cash in its operating activities, respectively. As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of $191.0 million. Historically, the Company’s activities have been financed through private placements of equity securities, debt and sale of common stock in the IPO.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

experienced a material adverse impact on our business, financial condition and results of operations from a decrease and delay of procedures involving our products.
The COVID-19-driven impact on procedure volumes, which began in 2020, extended throughout 2021. At the start of 2021, procedure volumes in our U.S. and international markets were adversely impacted by a winter COVID surge. Beginning in March 2021, we observed indicators of recovery in our U.S. markets which continued through the second quarter. During the third quarter of 2021, procedure volumes were adversely impacted by the Delta variant of COVID-19 in certain regions of the U.S. During the fourth quarter of 2021, procedure volumes were again adversely impacted in certain regions of the U.S. and Europe by the Delta and Omicron variants; however, we experienced some recovery in certain of our other U.S. markets. We may continue to see regional variations in procedure volumes in our US and international markets from the COVID-19 pandemic and its variants.
The Company’s consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. The COVID-19 pandemic has adversely impacted the Company’s business, financial condition and results of operations by decreasing and delaying procedures performed using its products. While many regions begin to stabilize with improvements in procedure volumes, there continues to be variability and uncertainty as variants of the virus emerge. The Company can make no assurance regarding any future level of demand for the Company’s products, and COVID-19 may adversely impact the results of operations and financial condition.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
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
Significant estimates and assumptions include reserves and write-downs related to inventories, the recoverability of long-term assets, valuation of equity instruments and equity-linked instruments, valuation of common stock, stock-

Pulmonx Corporation
Notes to Consolidated Financial Statements

based compensation, derivative liabilities, intangible assets, goodwill, debt and related features, deferred tax assets and related valuation allowances and impact of contingencies.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, which include money market funds, commercial paper and corporate bonds.
Restricted Cash
Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for years ended December 31, 2021 and December 31, 2020 consists of collateral for letters of credit issued in connection with the real estate lease in Redwood City, California.
Marketable Securities
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After consideration of the Company’s risk versus reward objectives and liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, the Company classifies highly liquid securities with original maturities greater than three months at the time of purchase as short-term marketable securities and those with original maturities greater than twelve months at the time of purchase as long-term marketable securities on the balance sheet. These securities are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available for sale debt securities, if any, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. There were $31.6 million and $10.9 million short-term and long-term marketable securities as of December 31, 2021, respectively. The Company did not identify any of its marketable securities as other-than-temporarily impaired as of December 31, 2021. There were no marketable securities as of December 31, 2020.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of December 31, 2021 and 2020, the Company also had cash on deposit with foreign banks of approximately $4.6 million and $5.6 million, respectively, that was not federally insured.
The Company earns revenue from the sale of its products to distributors and other customers such as hospitals. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the years ended December 31, 2021,

Pulmonx Corporation
Notes to Consolidated Financial Statements

and 2020. The Company’s accounts receivable are derived from revenue earned from distributors and customers. The Company performs ongoing credit evaluations of its customers’ and distributors’ financial condition and generally requires no collateral from its customers and distributors. At December 31, 2021 and 2020, no customer or distributor accounted for more than 10% of accounts receivable. For the years ended December 31, 2021 and 2020, no customer or distributor accounted for more than 10% of revenue.
The Company relies on single source suppliers for components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO, are capitalized and recorded on the balance sheet. As of December 31, 2019, $1.6 million of deferred offering costs were recorded on the consolidated balance sheet. During the year ended December 31, 2020, the Company wrote off deferred offering costs of $3.0 million as, in May 2020, the Company withdrew its registration statement that was filed with the SEC in February 2020. After the registration statement was withdrawn in May 2020, an additional $1.8 million in deferred offering costs were incurred related to the Company’s October 2020 IPO. In connection with the IPO, all deferred offering costs incurred after May 2020 were recorded as reduction of the gross proceeds from the IPO in the additional paid-in capital on the accompanying balance sheet as of December 31, 2020.There were no deferred offering costs capitalized as of December 31, 2021 and December 31, 2020.
Accounts Receivable and Allowances
Accounts receivable are recorded at the amounts billed less estimated allowances for doubtful accounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. As of December 31, 2021 and December 31, 2020, accounts receivable is presented net of an allowance for doubtful accounts of less than $0.1 million and $0, respectively.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
The Company tests goodwill for impairment at the reporting unit level (“Reporting Unit”). The Company has determined that it has one operating segment and one Reporting Unit. The operating results are reviewed only on a consolidated basis to make decisions about resources to be allocated and assess performance. Prior to performing the impairment test, the Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the Reporting Unit was less than the carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the Reporting Unit is less than the carrying amount, then the Company would perform a quantitative impairment test. The quantitative impairment test involves comparing the fair value of the Reporting Unit to the carrying value. If the fair value of the Reporting Unit exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the Reporting Unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the Reporting Unit. Estimations and assumptions regarding the future performance and results of the Company’s operations, including estimates related to future sales growth, gross margin and operating expenses, and the fair value of the Company’s common stock are used in the impairment assessment. Circumstances that could reasonably be expected to negatively affect the key assumptions related to the impairment assessment include but are not limited to, (1) a significant adverse change in legal factors affecting our existing and future products or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) an adverse change in market conditions that are indicative of a decline in the fair value of the assets.
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
Upon adoption of ASC 842, Leases, on January 1, 2019, the Company determined if an arrangement is a lease, or contains a lease, at inception. The asset component of the Company’s operating leases is recorded as right-of-use assets, and the liability component is recorded as current lease liabilities and long-term lease liabilities in the Company’s consolidated balance sheets. As of December 31, 2021 and 2020, the Company did not record any finance leases. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the estimated rate the Company would be

Pulmonx Corporation
Notes to Consolidated Financial Statements

required to pay for a fully collateralized borrowing equal to the total lease payments over the term of the lease, to determine the present value of future minimum lease payments. The ROU asset also includes any lease payments made to the lessor at or before the commencement date, minus lease incentives received, and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components. Variable lease payments are expenses as incurred.
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
Assuming all other revenue recognition criteria are met, revenue is recognized when control of the Company’s products transfers to the customer. For sales where the Company’s sales representative hand delivers product directly to the hospital or medical center, control transfers to the customer upon this delivery. For sales where products are shipped, control is transferred either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. For consignment sales, control is transferred when the products are

Pulmonx Corporation
Notes to Consolidated Financial Statements

used by the customer in procedures. The Company defers revenue relating to any remaining performance obligations by the Company to the customer after delivery, such as free products and free analysis services of patient scans to determine suitability of the patients for the treatment using the Company’s Zephyr Valves. As permitted under the practical expedient, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
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
The Company disaggregates its revenue by major geographic region, which is disclosed in Note 12, “Segment Information”.
Costs associated with product sales include commissions. The Company applies the practical expedient and recognizes commissions as expense when incurred because the expense is incurred at a point in time and the amortization period is less than one year. Commissions are recorded as selling expense.
Cost of Goods Sold
The Company manufactures certain products at its facility and purchases other products from third party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and subassemblies, third-party costs, manufacturing overhead costs, direct labor, reserves for excess, obsolete and non-sellable inventories and distribution-related expenses. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs.
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
Advertising Costs
The Company expenses the costs of advertising as incurred. Advertising expenses were $5.1 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiary in Italy is the Euro. Accordingly, asset and liability accounts of Switzerland, Germany, Australia, the United Kingdom, Italy and Hong Kong operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss and was $0.1 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss and was $(0.6) million and $0.1 million during the years ended December 31, 2021 and 2020, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation arrangements with employees and non-employees in accordance with ASC 718, Compensation—Stock Compensation, using a fair-value based method. The Company determines the fair value of all stock options and the 2020 Employee Share Purchase Plan (“ESPP”) awards on the date of grant using the Black-Scholes option pricing model. The Company’s determination of the fair value is impacted by its common stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.
The fair value of time-based awards is recognized over the period during which an option holder is required to provide services in exchange for the option award, known as the requisite service period, which is typically the vesting period using the straight-line method. The fair value of performance-based awards, if applicable, is recognized over the requisite service period using the graded vesting method. The Company accounts for forfeitures as they occur.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options, common stock subject to repurchase related to early exercise of stock options and convertible preferred stock warrants are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock and the holders of the shares issued upon early exercise of stock options subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
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
3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2019-12 as of January 1, 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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
All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.
4.    Fair Value Measurements
Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:
Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that

Pulmonx Corporation
Notes to Consolidated Financial Statements

are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
Level 3—Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis—Financial assets and liabilities held by the Company measured at fair value on a recurring basis include money market funds, marketable securities and derivative liabilities.
Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis—The Company determines the fair value of long-lived assets held and used, such as intangible assets, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. As noted above, there have been no impairment charges recorded to date. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates the fair value and is classified as a Level 2 liability.
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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$831	$—	$—	$831
Commercial paper	—	2,000	—	2,000
Corporate bonds	—	4,410	—	4,410
Cash equivalents	831	6,410	—	7,241
U.S. Government agency bonds	14,977	5,504	—	20,481
Commercial paper	—	19,107	—	19,107
Corporate bonds	—	2,914	—	2,914
Marketable securities	14,977	27,525	—	42,502
Total financial assets	$15,808	$33,935	$—	$49,743

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,533	$—	$—	$10,533
Cash equivalents	10,533	—	—	10,533
Total financial assets	$10,533	$—	$—	$10,533
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2021 and December 31, 2020.

Pulmonx Corporation
Notes to Consolidated Financial Statements

The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$20,509	$(28)	$—	$20,481
Corporate bonds	2,915	(1)	—	2,914
Commercial paper	19,102	—	5	19,107
Marketable securities	$42,526	$(29)	$5	$42,502
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				31,561
Long-term marketable securities				10,941
Marketable securities				$42,502
As of December 31, 2021, all of the marketable securities are classified as available for sale, in which short-term marketable securities mature within one year and long-term marketable securities mature in one to two years.
At December 31, 2021, accrued interest on marketable securities of $0.1 million was included in prepaid expenses and other current assets on the consolidated balance sheet.
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
The change in fair value of the derivative liabilities is summarized below (in thousands):

	Success Fee Derivative Liability	2020 Notes Derivative Liability
Beginning fair value, January 1, 2020	$1,165	$—
Fair value at inception	—	3,900
Change in fair value	710	(3,900)
Payment of Success Fee	(1,875)	—
Ending fair value, December 31, 2020	$—	$—
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,
	2021	2020
Cash	$141,239	$221,028
Cash equivalents:
Money market funds	831	10,533
Commercial paper	2,000	—
Corporate bonds	4,410	—
Total cash and cash equivalents	$148,480	$231,561
Inventory
Inventory consists of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$3,738	$3,342
Work in process	518	227
Finished goods	12,029	7,172
Total inventory	$16,285	$10,741

Pulmonx Corporation
Notes to Consolidated Financial Statements

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$1,869	$381
Prepaid insurance	2,305	2,131
VAT receivable	362	339
Other current assets	347	377
Total prepaid expenses and other current assets	$4,883	$3,228
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$1,635	$1,447
Computer equipment and software	1,561	1,062
Furniture and fixtures	252	229
Leasehold improvements	2,277	57
Construction in progress	1,332	452
Total	7,057	3,247
Less: accumulated depreciation	(2,243)	(1,773)
Property and equipment, net	$4,814	$1,474
Depreciation expense for the years ended December 31, 2021 and December 31, 2020 was $0.7 million and $0.3 million, respectively.
Goodwill
Goodwill was $2.3 million as of December 31, 2021 and December 31, 2020 arising from the Company’s acquisition of Emphasys Medical, Inc, in March 2009. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill in 2021 and 2020. The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2021 and December 31, 2020 and determined that goodwill was not impaired.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,410)	$248
Trademarks	191	(162)	29
Total intangible assets	$1,849	$(1,572)	$277

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,299)	$359
Trademarks	191	(150)	41
Total intangible assets	$1,849	$(1,449)	$400
Amortization expense relating to the intangibles totaled $0.1 million during each of the years ended on December 31, 2021 and 2020.
Future amortization expense is as follows (in thousands):

Year Ending December 31,
2022	$123
2023	123
2024	31
Total amortization expense	$277
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued employee bonuses	$4,741	$2,374
Accrued vacation	1,850	1,810
Other accrued personnel related expenses	2,145	1,368
Accrued professional fees	2,420	1,313
Sales taxes, franchise tax and VAT	730	521
Liability for early exercise of stock options	399	629
Accrued inventory purchases	258	57
Other	823	579
Total accrued liabilities	$13,366	$8,651

Pulmonx Corporation
Notes to Consolidated Financial Statements

6.    Long Term Debt and Convertible Notes
Term Loan
Oxford Finance Loan
From August 2014 until February 2020, the Company was party to a Loan and Security Agreement with Oxford Finance LLC, which provided the ability to borrow up to $20.0 million in term loans (“Oxford Finance Loan”). In 2014, the Company borrowed $15.0 million. The term loan bore interest at 8.96% and had a five-year term. The first 36 months were interest only payments followed by 24 months of equal payments of principal and interest. A final payment of 8.5% of the term loan amount was due at maturity and was being accreted using the effective interest rate method. The term loan was collateralized by assets, including cash and cash equivalents, accounts receivable and property and equipment. The Oxford Finance Loan was subsequently amended in 2017 and 2018 to extend the interest only period and to extend the maturity date to July 1, 2020, and at the Company’s option, further extend the maturity date to May 1, 2021. In 2019, the Company elected to extend the maturity date to May 2021.
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
In 2020, the Company recorded interest expense related to deferred financing and debt issuance costs of less than $0.1 million, respectively.
Interest expense on the term loan amounted to $0.4 million during the years ended December 31, 2020.
CIBC Loan
On February 20, 2020, the Company executed a Loan and Security Agreement (the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”) to raise up to $32.0 million in debt financing (“CIBC Loan”) consisting of $17.0 million advanced at the closing of the agreement (Tranche A), with the option to drawing up to an additional $8.0 million (“Tranche B”) on or before February 20, 2022. The term loan also provides for an additional financing tranche (“Tranche C”) of up to $7.0 million on or prior to February 20, 2022, which was conditioned upon achieving a trailing six-month revenue of at least $20.0 million as of the date of any Tranche C borrowing. The availability of Tranche B and Tranche C is further conditioned upon the joining of Pulmonx International Sàrl to the CIBC Agreement and the execution by Pulmonx International Sàrl of Swiss-law collateral documentation in favor of CIBC. The CIBC Loan originally had a five-year term maturing on February 20, 2025, which included 24 months of interest only payments followed by 36 months of equal payments of principal and interest. The interest only period can be extended to 36 months if the Company achieves three-month trailing revenue of at least $20.0 million as of February 20, 2022. The CIBC Loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The Tranche C loan will bear interest at a floating rate

Pulmonx Corporation
Notes to Consolidated Financial Statements

equal to 1.5% above the Wall Street Journal Prime Rate at any time. The CIBC Loan is collateralized by substantially all of the Company’s assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. The Company may prepay the loan, subject to certain requirements. The CIBC Agreement includes customary restrictive covenants, financial covenants, events of default and other customary terms and conditions.
In April 2020, the Company entered into a First Amendment to CIBC Agreement that changed the maturity date to March 15, 2022, which would be automatically extended to February 20, 2025 if the maturity of all outstanding convertible notes was extended to a date no earlier than May 21, 2025 or all convertible notes converted into convertible preferred stock of the Company. An amendment fee of $0.2 million was paid. The Tranche B drawing is conditioned to achieving a trailing six-month revenue of at least $15.0 million as of the date of any Tranche B borrowing. On the date of drawing Tranche B Loan or Tranche C Loan, the Company will pay a structuring fee in an amount equal to 1.0% of the amount of Tranche B Loan or Tranche C Loan. The amendment was accounted for as a debt modification and no gain or loss was recognized.
In December 2020, to address certain post-close covenants for which the Company was not in compliance, the Company entered into a Second Amendment to the CIBC Agreement that extended the compliance date for certain post-close covenants to June 30, 2021.
In March 2021, the Company entered into an Amended and Restated Agreement which extended the maturity date from March 15, 2022 to February 20, 2025, and modified certain financial covenants. Per the amended terms, 36 equal payments of principal plus accrued interest will be due beginning March 31, 2022. The beginning of principal repayment can be extended to March 31, 2023 if the Company achieves three-month trailing revenue of at least $20.0 million as of February 20, 2022. In connection with the an amended and restated agreement, the Company paid fees to CIBC of less than $0.1 million which were recorded as a discount on the CIBC Loan and are being accreted over the life of the term loan using the effective interest method. The amendment was accounted for as a debt modification and no gain or loss was recognized.
In June 2021, the Company entered into a First Amendment to the Amended and Restated Loan and Security agreement with CIBC that extended the compliance of certain post-close covenants to March 31, 2022.
In October 2021, the Company entered into a Second Amendment to the Amended and Restated Loan and Security Agreement with CIBC, which extended the interest only period of the loan from 24 months to 36 months. Under the amended terms, principal repayment will begin in February 2023. There was no change to the loan interest rate or maturity date.
As of December 31, 2021, the CIBC Loan had an annual effective interest rate of 4.71% per year.
The financial covenants in the CIBC Agreement require that, when the cash and cash equivalents of the Company is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to or greater than the Adjusted EBITDA loss as defined in the CIBC Agreement for the four-month period ending on any date of determination. As of December 31, 2021, the Company was in compliance with all covenants contained in CIBC Agreement.

Pulmonx Corporation
Notes to Consolidated Financial Statements

The CIBC Loan consists of the following (in thousands):

	December 31,	December 31,
	2021	2020
Term loan	$17,000	$17,000
Less: debt issuance costs	(131)	(196)
Term loan	$16,869	$16,804
The Company paid $0.4 million fees to the lender and third parties, which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the year ended December 31, 2021 and December 31, 2020, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan amounted to $0.8 million and $0.7 million during the year ended December 31, 2021 and December 31, 2020, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement bears no interest and will be repaid in twelve equal installments, paid semi-annually, beginning in March of 2022.
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
The 2020 Notes included embedded derivatives that were required to be bifurcated from the 2020 Notes and accounted for separately as a single, compound embedded derivative instrument under ASC 815, Derivatives (“2020 Notes derivative liability”). The Company determined that a share settled redemption in the case of a financing or an IPO as described in the 2020 Notes represented an embedded derivative that was not clearly and closely related to the debt host and had accounted for these settlement alternatives as separate embedded derivative liability. The fair value of the 2020 derivative liability of $3.9 million was recorded on the issuance date of the 2020 Notes resulting in a debt discount, which was reported as a direct deduction from the face amount of the 2020 Notes. The 2020 derivative liability was remeasured to its fair value at the end of each reporting period and any change in fair value is recognized in other income (expense), net in the statements of operations and comprehensive loss (Note 4). The change in fair value of $3.9 million during the year ended December 31, 2020 was recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
Upon the closing of the IPO in October 2020, the $33.0 million aggregate outstanding principal amount and $0.8 million accrued interest of the 2020 Notes converted into 2,561,484 shares of common stock pursuant to the

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
At December 31, 2021, the Company retained the ability to draw up to an additional $33.0 million under the 2020 Notes Agreement until the maturity date in April 2022. The Company’s obligations with respect to the 2020 Notes are unsecured and subordinated to its obligations with respect to the CIBC Loan. The 2020 Notes have customary events of default.
Contractual Maturities of Financing Obligations
As of December 31, 2021, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

2022	$814
2023	7,783
2024	8,847
2025	1,514
2026	91
2027	91
Total	$19,140
Less: unamortized debt discount	(131)
Less: interest	(1,594)
Term loan and credit agreement	$17,415
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.2 million as of December 31, 2021, which is expected to be recognized as revenue in 2022. The deferred revenue as of December 31, 2020 was $0.1 million, which was recognized as revenue during the year ended December 31, 2021.
The Company disaggregates its revenue by major geographic region, which has been disclosed in Note 12, “Segment Information”.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
In September 2020, the Company amended a sublease agreement entered into in April 2020, to include additional facility space in Redwood City, California for a four-year term. The amendment was accounted as a separate sublease agreement. The sublease agreement contained a rent-free period through February 14, 2021, after which rent is approximately $0.1 million per month and is subject to an annual increase of 3.5%. The Company is responsible for its share of real estate taxes, common area maintenance and management fees. The Company is eligible to receive a tenant improvement allowance of $0.7 million to fund facility enhancements. The sublease agreement can be extended for an additional twelve-month period, at the Company’s option. For accounting purposes, the lease term is 4 years as it is not reasonably certain that the Company will exercise the renewal option. The amendment also changed the lease term entered into in April 2020, which was extended until May 31, 2024, but left the early termination clause unchanged. In September 2021, the Company became reasonably certain that the early termination clause would not be exercised as capital expenditures on the facility build-out created sufficient disincentive to terminate the lease early. The lease term was reevaluated and extended from November 30, 2021 to May 31, 2024.
The Company has leases on four vehicles with an average lease term of 3 years.
Operating lease cost consists of the following (in thousands):

	Years Ended December 31,
	2021	2020
Operating lease cost	$2,878	$2,078
Short-term lease cost	19	12
Variable lease cost	598	337
Total lease cost	$3,495	$2,427
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of December 31, 2021 (in thousands):

2022	$2,666
2023	3,407
2024	2,884
2025	1,008
Total minimum lease payments	9,965
Less: Amount of lease payments representing interest	920
Present value of future minimum lease payments	$9,045
Less: Current lease liabilities	2,201
Long-term lease liabilities	$6,844

Pulmonx Corporation
Notes to Consolidated Financial Statements

The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	December 31,
	2021	2020
Right of use asset	$8,075	$8,976
Weighted average remaining lease term (years)	3.17	4.13
Weighted average discount rate (percent)	6.0	6.1
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$2,805	$1,494
Right-of-use assets obtained in exchange for lease liabilities	$1,460	$3,935
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

9.    Income Taxes
Income before the provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2021	2020
Domestic	$(49,176)	$(28,029)
Foreign	858	(3,989)
Total loss before provision for taxes	$(48,318)	$(32,018)
The components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	46	9
Foreign	321	185
Total current expense	367	194

Deferred:
Federal	(18)	6
State	(1)	6
Foreign	(5)	7
Total deferred expense	(24)	19
Total income tax expense	$343	$213
The reconciliation between the federal statutory rate and the Company’s effective tax rate is summarized below:

	Years Ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	(0.1)%	10.2%
Foreign earnings at different rates	(0.1)%	(3.9)%
Tax credits	0.4%	0.6%
Permanent differences	4.4%	(0.3)%
Prior year true-up	0.0%	0.3%
Change in valuation allowance	(26.3)%	(40.5)%
Entity restructuring	0.0%	11.9%
Effective tax rate	(0.7)%	(0.7)%
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

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$43,804	$30,400
Tax credit carryforwards	5,579	5,240
Accruals and Reserves	1,638	939
Intangible Assets	4,952	5,287
Other	1,057	449
Gross deferred tax assets	57,030	42,315
Less: valuation allowance	(56,551)	(41,922)
Deferred tax assets	479	393
Deferred tax liabilities:
Depreciation	(43)	(27)
Goodwill	(473)	(428)
Net deferred tax liabilities	$(37)	$(62)
The Company has established a full valuation allowance against its U.S. net deferred tax assets due to the uncertainty surrounding the realization of such assets. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the U.S. net deferred tax assets have been fully offset by a valuation allowance of $56.6 million as of December 31, 2021. The valuation allowance increased by $14.6 million and $13.0 million for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company had total net operating loss carryforwards for federal income tax purposes of approximately $181.5 million, of which $71.9 million was generated before 2018. If not utilized, these pre-2018 net federal operating loss carryforwards will begin to expire at the end of the year. The Company also had a state net operating loss carryforward of approximately $325.5 million which will expire beginning in the year 2022.
For tax years in January 1, 2018 onwards, any federal net operating losses generated will be allowable for carry forward indefinitely, as opposed to the original expiration of 20 years. As of December 31, 2021, the Company had $109.7 million of post-2017 federal net operating losses that can be carryforward indefinitely.
The Company also had federal and state research and development (“R&D”) tax credit carryforwards of approximately $3.0 million and $4.5 million, respectively. The federal tax R&D credit carryforwards will expire beginning in 2030 while the state tax R&D credit carryforwards have no expiration date.
Utilization of the net operating loss carryforwards and R&D tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code, as defined in Section 382, and other similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. During the year ended December 31, 2018, the Company completed a formal 382 study for which the Company wrote off deferred tax assets for NOLs and credits of $3.1 million and $1.2 million, respectively. Since the Company had a full valuation allowance on these assets, there was no material impact to the tax provision. The Company completed another section 382 study for the year ended December 31, 2020 for which the Company had a change in ownership. No additional NOLs or credits will expire unused due to the 2020 annual limitation. Management determined that there was no ownership change in 2021.
Annually, the Company determines whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities in considering whether any tax benefit can be recorded in the

Pulmonx Corporation
Notes to Consolidated Financial Statements

consolidated financial statements. As of December 31, 2021, the Company had unrecognized tax benefits of approximately $8.5 million, none of which will affect the tax rate if recognized. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next 12 months.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

Balance at January 1, 2020	$989
Additions for tax positions related to current year	7,259
Balance at December 31, 2020	$8,248
Additions for tax positions related to prior year	173
Additions for tax positions related to current year	68
Balance at December 31, 2021	$8,489
It is the Company’s policy to include penalties and interest expense related to income taxes as part of the provision for income taxes.
The Company’s major tax jurisdictions are the United States and California, Switzerland and Neuchâtel. All of the Company’s tax years will remain open for examination by the federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or R&D Credits. The Company does not have any tax audits or other issues pending.
10.    Stockholders’ Equity
Common Stock
As of December 31, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 and 200,000,000 shares of common stock, respectively. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2021	2020
Common stock options issued and outstanding	2,145,131	2,923,403
Common stock restricted stock units issued and outstanding	442,428	—
Common stock available for future grants	3,751,115	3,233,794
Common stock available for ESPP	932,458	720,000
Total	7,271,132	6,877,197

Stock Option Plan
As of December 31, 2021, the Company reserved 11,269,901 shares of its common stock under its 2000 Stock Plan (the “2000 Stock Plan”), the 2010 Stock Plan (the “2010 Stock Plan”), the 2020 Stock Plan (the “2020 Stock Plan”), and the 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan” and, together with the 2000 Stock Plan, the

Pulmonx Corporation
Notes to Consolidated Financial Statements

2010 Stock Plan and the 2020 Stock Plan, the “Stock Plans”). Options granted under the Stock Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to the Company employees (including officers and directors). Nonqualified stock options (“NSO”) may be granted to the Company employees and consultants. As of December 31, 2021 and December 31, 2020, no shares of common stock remain available for issuance to officers, directors, employees and consultants pursuant to the 2000 Stock Plan.
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
Activity under the Stock Plans is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2019	3,279,324	$1.66
Options granted	1,466,071	7.73
Options exercised	(1,745,040)	1.55
Options canceled	(76,952)	3.55
Balance, December 31, 2020	2,923,403	$4.72
Options granted	421,200	43.79
Options exercised	(1,065,567)	1.77
Options canceled	(133,905)	11.44
Balance, December 31, 2021	2,145,131	$13.44

The aggregate intrinsic value of options exercised during the years ended December 31, 2021, December 31, 2020 was $43.8 million, $2.0 million, respectively.
The weighted average exercise price and aggregate intrinsic value of options outstanding at December 31, 2021 was $13.44 per share and $45.3 million, respectively. The weighted average exercise price and aggregate intrinsic value of options outstanding at December 31, 2020 was $4.72 per share and $188.0 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of December 31, 2021 and December 31, 2020.

	December 31, 2021
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	751,752	$7.91	7.13
Options vested and expected to vest	2,145,131	$13.44	8.15
Total intrinsic value of options vested as of December 31, 2021 and December 31, 2020 was $18.9 million and $81.7 million, respectively.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Early Exercise of Stock Options
Under the terms of the individual option grants, options granted from the 2000 Stock Plan, the 2010 Stock Plan and the 2020 Stock Plan are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options may be exercised prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the year ended December 31, 2021 and 2020, the Company repurchased 12,945 and 10,000 shares of common stock for less than $0.1 million and less than $0.1 million, respectively. As of December 31, 2021 and December 31, 2020, 223,195 and 355,677 shares were subject to repurchase, with an aggregate exercise price of $0.4 million and $0.6 million, respectively, and were recorded in other current liabilities.
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2021	—	$—
Granted	503,110	42.49
Vested	(40,908)	43.40
Canceled	(19,774)	43.60
Unvested, December 31, 2021	442,428	$42.36
The aggregate intrinsic value of restricted stock units outstanding as of December 31, 2021 was $14.2 million.
Stock-Based Compensation for Employees and Non-Employees
The weighted average grant-date fair value of the stock options granted during the years ended December 31, 2021, December 31, 2020 was $18.81 and $3.78 per share, respectively.
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

Years Ended December 31,
	2021	2020
Weighted average expected term (in years)	5.0 - 6.3	5.0 - 6.1
Volatility	44.0% - 44.5%	40.0% - 44.7%
Risk-free interest rate	0.6% - 1.0%	0.2% - 1.7%
Dividend yield	—	—
Expected Term
The expected term is calculated using the simplified method, which is available where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
Volatility
The expected stock price volatility assumptions for the Company’s stock options for the years ended December 31, 2021 and December 31, 2020 was determined by examining the historical volatilities for industry peers, referred to as “guideline” companies, as the Company did not have any trading history for the Company’s common stock. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.
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
2020 Employee Share Purchase Plan
In September 2020, the Company adopted the ESPP, which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 720,000 shares of common stock were initially reserved for issuance under the ESPP. The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 2,500 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The first offering period started on September 30, 2020 and ended on May 24, 2021, and the second offering period started on June 1, 2021 and ended on August 15, 2021. Beginning August 16, 2021, the ESPP provides for six-month offering periods, with the purchase date being the last date of the offering period.
The Company issued 144,479 shares under the ESPP for the year ended December 31, 2021. As of December 31, 2021, there are 932,458 shares authorized for future purchase under the ESPP. In January 2022, the number of shares of common stock available for issuance under the ESPP was increased by 369,317 shares as a result of the automatic increase provision in the ESPP.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model.

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Weighted average expected term (in years)	0.5	0.6
Volatility	36.1% - 42%	67.7% - 68.2%
Risk-free interest rate	0.1%	0.1%
Dividend yield	—	—
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2021	2020
Cost of goods sold	$587	$39
Research and development	1,278	398
Selling, general and administrative	8,665	2,760
Total	$10,530	$3,197
The above stock-based compensation expense related to the following equity-based awards:

	Years Ended December 31,
	2021	2020
Stock options and restricted stock units	$7,959	$2,055
ESPP	2,571	1,142
Total	$10,530	$3,197
Stock-based compensation of $1.0 million and $0.3 million was capitalized into inventory for the years ended December 31, 2021 and 2020, respectively. Capitalized stock-based compensation is recognized as cost of sales when the related product is sold.
As of December 31, 2021, there was $33.7 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 3.15 years, respectively. The total grant date fair value of shares vested during the years ended December 31, 2021 and December 31, 2020 was $8.3 million and $1.9 million, respectively.
As of December 31, 2021, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.

Pulmonx Corporation
Notes to Consolidated Financial Statements

11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2021	2020
Numerator
Net loss attributable to common stockholders	$(48,661)	$(32,231)
Denominator
Weighted-average common stock outstanding	36,406,507	10,341,809
Less: weighted-average common shares subject to repurchase	(277,098)	(156,968)
Weighted-average common shares used to compute basic and diluted net loss per share	36,129,409	10,184,841
Net loss per share attributable to common stockholders, basic and diluted	$(1.35)	$(3.16)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	Years Ended December 31,
	2021	2020
Options to purchase common stock	2,145,131	2,923,403
Unvested restricted stock units	442,428	—
Unvested early exercised common stock options	223,195	355,677
Shares committed under ESPP	27,327	47,174

12.    Segment Information
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
Revenue by geographic area is based on the billing address of the customer. The following table sets forth our revenue by geographic area (in thousands):

	Year Ended December 31,
	2021	2020
United States	$24,991	$16,189
Europe, Middle-East and Africa (“EMEA”)	19,883	13,808
Asia Pacific	3,414	2,687
Other International	128	49
Total	$48,416	$32,733

Pulmonx Corporation
Notes to Consolidated Financial Statements

Revenue from Germany represented 12%, and 17% of total revenue for the years ended December 31, 2021 and 2020, respectively.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth our long-lived assets by geographic area (in thousands):

	December 31,
	2021	2020
United States	$4,767	$1,437
Europe, Middle-East and Africa	42	29
Asia Pacific	5	8
Total	$4,814	$1,474
13.    Employee Benefit Plan
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
14.    Related Parties
From 2013 to 2020, the Company received services from the chairman of a subsidiary of the Company. During 2014, this person served as Interim CEO and was appointed to the Board of Directors of the Company. Amounts paid related to consulting services for the years ended December 31, 2020 was less than $0.1 million.
15.    Subsequent Events
Subsequent to December 31, 2021, the Company granted 701,250 restricted stock units and options to purchase 655,200 shares of common stock to employees, subject to service-based vesting conditions. The options have an exercise price equal to the closing price of our common stock on March 1, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of our Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of December 31, 2021.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. Further, our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on that assessment, our management has concluded that, due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by our independent registered public accounting firm, BDO USA, LLP, as stated in their report which is included herein.
Material Weakness
We determined a material weakness existed relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures. Although these control weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, our management has concluded that these control weaknesses constitute a material weakness.
Our management, under the oversight of our Audit Committee and in consultation with outside advisors, has begun evaluating and implementing measures designed to ensure that the control deficiencies contributing to the material weakness are remediated. These remediation measures include, but are not limited to: (i) evaluating and implementing enhanced process controls around user access management; and (ii) expanding the management and governance over user access and system controls.
We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote time and attention to these remedial efforts. However, as we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above. Our remediation efforts will not be considered complete until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.
Notwithstanding the material weakness described above, our management has concluded that the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Control over Financial Reporting
Other than as described above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Pulmonx Corporation
Redwood City, California
Opinion on Internal Control over Financial Reporting
We have audited Pulmonx Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding ineffective controls around user access and segregation of duties involving certain information technology systems related to expenditures has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 1, 2022 on those financial statements.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP
San Francisco, California
March 1, 2022
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and executive officers set forth under the headings “Proposal No.1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information Regarding Executive Officers” of the 2022 Proxy Statement is incorporated herein by reference.
Information regarding our Audit Committee, including the members of our Audit Committee, set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Audit Committee” of the 2022 Proxy Statement is incorporated herein by reference.
Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee” of the 2022 Proxy Statement is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act, if any, set forth under the heading “Delinquent Section 16(a) Reports” of the 2022 Proxy Statement is incorporated herein by reference.
Information regarding our Code of Business Conduct and Ethics set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics” of the 2022 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation and director compensation set forth under the headings “Executive Compensation” and “Director Compensation,” respectively, of the 2022 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the 2022 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the section captioned “Transactions with Related Persons and Indemnification” of the 2022 Proxy Statement is incorporated herein by reference.
Information regarding director independence set forth under the heading “Information Regarding the Board of Directors and Corporate Governance” of the 2022 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding our independent auditor fees and serves in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” of the 2022 Proxy Statement is incorporated herein by reference.
Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditor in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” of the 2022 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

4.1	Form of common stock certificate of Pulmonx Corporation.	S-1/A	333-248635	4.1	September 24, 2020

4.2	Amended and Restated Investors’ Rights Agreement by and among Pulmonx Corporation and certain of its stockholders, dated April 16, 2019.	S-1/A	333-248635	4.2	September 24, 2020

4.3	Description of common stock of Pulmonx Corporation.	10-K	001-39562	4.3	March 15, 2021

10.1+	Amended and Restated 2010 Stock Plan.	S-8	333-249187	99.1	October 1, 2020

10.2+	Forms of Notice of Stock Option Grant, Option Agreement, and Exercise Notice under Amended and Restated 2010 Stock Plan.	S-8	333-249187	99.2	October 1, 2020

10.3+	Amended and Restated 2020 Stock Plan.	S-8	333-249187	99.3	October 1, 2020

10.4+	Forms of Notice of Stock Option Grant, Option Agreement, and Exercise Notice under Amended and Restated 2020 Stock Plan.	S-8	333-249187	99.4	October 1, 2020

10.5+	2020 Equity Incentive Plan.	S-8	333-249187	99.5	October 1, 2020

10.6+	Forms of Option Agreement and Notice of Stock Option Grant under 2020 Equity Incentive Plan.	S-8	333-249187	99.6	October 1, 2020

10.7+	Form of Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.	S-8	333-249187	99.7	October 1, 2020

10.8+	2020 Employee Stock Purchase Plan.	S-8	333-249187	99.8	October 1, 2020

10.9	Form of Indemnification Agreement by and between Pulmonx Corporation and each of its directors and executive officers.	S-1/A	333-248635	10.9	September 24, 2020

10.10+	Executive Employment Agreement, by and between Pulmonx Corporation and Glendon E. French, dated December 10, 2014.	S-1/A	333-248635	10.10	September 24, 2020

10.11+	Offer Letter Agreement, by and between Pulmonx Corporation and Geoffrey Beran Rose, dated December 11, 2014.	S-1/A	333-248635	10.11	September 24, 2020

10.12+	Offer Letter Agreement, by and between Pulmonx Corporation and Derrick Sung, Ph.D., dated March 12, 2019.	S-1/A	333-248635	10.12	September 24, 2020

10.13+	Offer Letter Agreement, by and between Pulmonx Corporation and David Lehman, dated September 15, 2020	10-K	001-39562	10.13	March 15, 2021

10.14+	Consulting Agreement, by and between PulmonX International Sàrl and Orsco Life Sciences AG, dated October 1, 2013.	S-1/A	333-248635	10.13	September 24, 2020

10.15+	Amendment to Consulting Agreement, by and between PulmonX International Sàrl and Orsco Life Sciences AG, dated March 1, 2014.	S-1/A	333-248635	10.14	September 24, 2020

10.16+	Second Amendment to Consulting Agreement, by and between PulmonX International Sàrl and Orsco Life Sciences AG, dated July 14, 2014.	S-1/A	333-248635	10.15	September 24, 2020

10.17+	Third Amendment to Consulting Agreement, by and between PulmonX International Sàrl and Orsco Life Sciences AG, dated April 27, 2015.	S-1/A	333-248635	10.16	September 24, 2020

10.18+	Appointment Letter, by and between PulmonX International Sàrl and Oern R. Stuge, dated December 18, 2013.	S-1/A	333-248635	10.17	September 24, 2020

10.19	Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated September 4, 2009.	S-1/A	333-248635	10.18	September 24, 2020

10.20	First Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated October 3, 2014.	S-1/A	333-248635	10.19	September 24, 2020

10.21	Second Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated November 7, 2019.	S-1/A	333-248635	10.20	September 24, 2020

10.22	Sublease, by and between Pulmonx Corporation and Genomic Health, Inc., dated April 8, 2020.	S-1/A	333-248635	10.21	September 24, 2020

10.23	First Amendment to Sublease Agreement, by and between Pulmonx Corporation and Genomic Health, Inc., dated September 10, 2020.	S-1/A	333-248635	10.22	September 24, 2020

10.24	Intellectual Property Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated February 20, 2020.	S-1/A	333-248635	10.25	September 24, 2020

10.25	Note Purchase Agreement and Form of 2020 Note, by and between Pulmonx Corporation and the purchasers of the 2020 Notes, dated April 17, 2020.	S-1/A	333-248635	10.26	September 24, 2020

10.26+	Pulmonx Corporation Severance and Change in Control Plan and related participation agreement.	S-1/A	333-248635	10.27	September 28, 2020

10.27	Second Amendment and Waiver to Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated December 28, 2020.	10-Q	001-39562	10.1	May 12, 2021

10.28	Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank Commerce, dated March 29, 2021.	10-Q	001-39562	10.2	May 12, 2021

10.29+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39562	10.3	May 12, 2021

10.30	First Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated June 17, 2021.	10-Q	001-39562	10.1	August 10, 2021

10.31	Second Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated October 21, 2021.	10-Q	001-39562	10.1	November 9, 2021

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on signature page hereto).					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on the 1st day of March, 2022.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Glendon E. French	President, Chief Executive Officer and Director	March 1, 2022
Glendon E. French	(Principal Executive Officer)

/s/Derrick Sung, Ph.D.	Chief Financial Officer	March 1, 2022
Derrick Sung, Ph.D.	(Principal Financial Officer and Principal Accounting Officer)

/s/Thomas W. Burns	Director	March 1, 2022
Thomas W. Burns

/s/Richard Ferrari	Director	March 1, 2022
Richard Ferrari

/s/Daniel P. Florin	Director	March 1, 2022
Daniel P. Florin

/s/Georgia Garinois-Melenikiotou	Director	March 1, 2022
Georgia Garinois-Melenikiotou

/s/Alissa Hsu Lynch	Director	March 1, 2022
Alissa Hsu Lynch

/s/Dana G. Mead, Jr.	Director	March 1, 2022
Dana G. Mead, Jr.

/s/Tiffany Sullivan	Director	March 1, 2022
Tiffany Sullivan