Form 10-Q
period 2022-03-31
Pulmonx Corp
filed 2022-05-09
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2022 there were 37,116,596 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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
You should not rely on these forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or to changes in our expectations, whether as a result of any new information, future events, changed circumstances or otherwise. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ability to design, develop, manufacture and market innovative products to treat patients with challenging medical conditions, particularly those with severe chronic obstructive pulmonary disease (“COPD”) and emphysema;
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
i

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
All brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Pulmonx” the “Company,” “we,” “us,” and “our” refer to Pulmonx Corporation.
ii

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$129,168	$148,480
Restricted cash	231	231
Short-term marketable securities	40,914	31,561
Accounts receivable, net	6,810	6,562
Inventory	18,304	16,285
Prepaid expenses and other current assets	5,298	4,883
Total current assets	200,725	208,002
Long-term marketable securities	6,379	10,941
Property and equipment, net	4,918	4,814
Goodwill	2,333	2,333
Intangible assets, net	247	277
Right of use assets	7,518	8,075
Other long-term assets	729	731
Total assets	$222,849	$235,173

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,803	$1,582
Accrued liabilities	10,872	13,366
Income taxes payable	143	147
Deferred revenue	132	163
Short-term debt	798	91
Current lease liabilities	2,967	2,201
Total current liabilities	17,715	17,550
Deferred tax liability	53	37
Long-term lease liabilities	6,128	6,844
Long-term debt	16,629	17,324
Other long-term liabilities	179	179
Total liabilities	40,704	41,934
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 37,098,421 shares issued and outstanding as of March 31, 2022 and 36,931,762 shares issued and outstanding as December 31, 2021	37	37
Additional paid-in capital	487,888	482,885
Accumulated other comprehensive income	1,443	1,712
Accumulated deficit	(307,223)	(291,395)
Total stockholders’ equity	182,145	193,239
Total liabilities and stockholders’ equity	$222,849	$235,173
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$10,785	$9,244
Cost of goods sold	2,674	2,633
Gross profit	8,111	6,611
Operating expenses
Research and development	3,534	3,034
Selling, general and administrative	20,245	16,071
Total operating expenses	23,779	19,105
Loss from operations	(15,668)	(12,494)
Interest income	105	105
Interest expense	(198)	(217)
Other income, net	—	161
Net loss before tax	(15,761)	(12,445)
Income tax expense	67	67
Net loss	(15,828)	(12,512)
Other comprehensive income
Currency translation adjustment	(24)	(272)
Change in unrealized losses on marketable securities	(245)	(3)
Total other comprehensive loss	(269)	(275)
Comprehensive loss	$(16,097)	$(12,787)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,805,366	35,370,760
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2022	36,931,762	$37	$482,885	$1,712	$(291,395)	$193,239
Issuance of common stock upon vesting of restricted stock units	21,392	—	—	—	—	—
Issuance of common stock upon exercise of stock options	99,265	—	221	—	—	221
Issuance of shares pursuant to Employee Stock Purchase Plan	46,002	—	1,108	—	—	1,108
Change in shares subject to repurchase	—	—	59	—	—	59
Stock-based compensation expense	—	—	3,615	—	—	3,615
Currency translation adjustment	—	—	—	(24)	—	(24)
Change in unrealized losses on marketable securities	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(15,828)	(15,828)
Balances at March 31, 2022	37,098,421	$37	$487,888	$1,443	$(307,223)	$182,145

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2021	35,693,753	$36	$467,147	$1,685	$(242,734)	$226,134
Issuance of common stock upon exercise of stock options	122,856	—	273	—	—	273
Repurchase of early exercised common stock options	(12,945)	—	—	—	—	—
Change in shares subject to repurchase	—	—	66	—	—	66
Stock-based compensation expense	—	—	2,462	—	—	2,462
Currency translation adjustment	—	—	—	(272)	—	(272)
Change in unrealized losses on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(12,512)	(12,512)
Balances at March 31, 2021	35,803,664	$36	$469,948	$1,410	$(255,246)	$216,148
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(15,828)	$(12,512)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,513	2,268
Allowance for doubtful accounts	—	(1)
Inventory write-downs	46	453
Depreciation and amortization expense	368	141
Amortization of debt discount and debt issuance costs	18	39
Amortization of premiums and discounts on short-term marketable securities	21	4
Non-cash lease expense	614	572
Net changes in operating assets and liabilities:
Accounts receivable	(277)	(1,014)
Inventory	(2,021)	(1,630)
Prepaid expenses and other current assets	(406)	404
Other assets	17	8
Accounts payable	1,261	302
Accrued liabilities	(2,313)	1,742
Income taxes payable	(2)	30
Lease liabilities	(7)	(496)
Deferred tax liability	—	10
Deferred revenue	(30)	8
Net cash used in operating activities	(15,026)	(9,672)
Cash flows from investing activities
Purchases of investments	(9,308)	(12,289)
Maturities of short-term marketable securities	4,250	—
Purchases of property and equipment	(564)	(242)
Net cash used in investing activities	(5,622)	(12,531)
Cash flows from financing activities
Payment of debt issuance cost	—	(30)
Proceeds from exercise of common stock options	207	69
Proceeds from issuance of common stock under the employee stock purchase plan	1,108	—
Payments for repurchase of early exercised common stock options	—	(26)
Net cash provided by financing activities	1,315	13
Effect of exchange rate changes on cash and cash equivalents	21	(88)
Net decrease in cash and cash equivalents	(19,312)	(22,278)
Cash, cash equivalents and restricted cash, at beginning of the period	148,711	231,792
Cash, cash equivalents and restricted cash, at end of the period	$129,399	$209,514
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$129,168	$209,283
Restricted cash	231	231
Cash, cash equivalents and restricted cash in consolidated balance sheets	$129,399	$209,514

Supplemental non-cash items:
Lapse in repurchase rights of common stock	$59	$66
Purchases of property and equipment in accounts payable	$456	$144
Amount receivable from exercise of common stock options	$24	$204

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$29	$23
Cash paid for interest	$178	$178
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.    Formation and Business of the Company
The Company
Pulmonx Corporation (the “Company”) was incorporated in the state of California in December 1995 as Pulmonx and reincorporated in the state of Delaware in December 2013. The Company is a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”). The Company’s solution, which is comprised of the Zephyr Endobronchial Valve (“Zephyr Valve”), the Chartis Pulmonary Assessment System (“Chartis System”) and the StratX Lung Analysis Platform (“StratX Platform”), is designed to treat a broad pool of patients for whom medical management has reached its limits and either do not want or are ineligible for surgical approaches. The Company has subsidiaries in Germany, Switzerland, Australia, the United Kingdom, Italy, France and Hong Kong.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $307.2 million as of March 31, 2022. During the three months ended March 31, 2022 and March 31, 2021, the Company used $15.0 million and $9.7 million of cash in its operating activities, respectively. As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of $176.5 million. Historically, the Company’s activities have been financed through private placements of equity securities, debt and sale of common stock in the IPO.
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
Impact of the COVID-19 Pandemic
There continues to be widespread significant impact from the COVID-19 pandemic, which has delayed clinical trials and FDA operations and adversely impacted the number of procedures performed using our products. In the markets in which we operate, elective, specialty and other procedures and appointments have been, and continue to be, suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. As a result, the COVID-19 pandemic and the measures taken by many countries in response have materially adversely affected, and could in the future materially adversely affect, our business, financial condition and results of operations, as well as the price of our common stock, from a decrease and delay of procedures involving our products.
In the first quarter of 2022, procedure volumes in our U.S. and international markets were adversely affected by the Omicron variant, followed by a recovery as treatment centers began to reschedule and conduct procedures later in the quarter. We may continue to see regional variations in procedure volumes in our U.S. and international markets from the COVID-19 pandemic and its variants.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2022 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2022 and 2021 have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
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
Significant estimates and assumptions include reserves and write-downs related to inventories, the recoverability of long term assets, valuation of common stock, stock-based compensation, intangible assets, goodwill, debt and related features, deferred tax assets and related valuation allowances and impact of contingencies.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of March 31, 2022 and December 31, 2021, the Company also had cash on deposit with foreign banks of approximately $2.8 million and $4.6 million, respectively, that was not federally insured.
The Company earns revenue from the sale of its products to distributors and other customers such as hospitals. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the three months ended March 31, 2022 and 2021. The Company’s accounts receivable are derived from revenue earned from distributors and customers. The Company performs ongoing credit evaluations of its customers’ and distributors’ financial condition and generally requires no collateral from its customers and distributors. At March 31, 2022 and December 31, 2021, no customer or distributor accounted for more than 10% of accounts receivable. During the three months ended March 31, 2022 and March 31, 2021, no customer or distributor accounted for more than 10% of revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.
Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiary in Italy is the Euro. Accordingly, asset and liability accounts of Switzerland, Germany, Australia, the United Kingdom, Italy and Hong Kong operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and was less than $(0.1) million and $(0.3) million during the three months ended March 31, 2022 and 2021, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and was less than $(0.1) million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, and common stock subject to repurchase related to early exercise of stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of the shares issued upon early exercise of stock options subject to repurchase do not have a contractual obligation to share in the Company’s

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis—Financial assets and liabilities held by the Company measured at fair value on a recurring basis include money market funds and marketable securities.
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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$250	$—	$—	$250
Commercial paper	—	1,996	—	1,996
Cash equivalents	250	1,996	—	2,246
U.S. Government agency bonds	23,323	4,995	—	28,318
Corporate bonds	—	2,151	—	2,151
Commercial paper	—	16,824	—	16,824
Marketable securities	23,323	23,970	—	47,293
Total financial assets	$23,573	$25,966	$—	$49,539
There were no liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2022.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$831	$—	$—	$831
Commercial paper	—	2,000	—	2,000
Corporate bonds	—	4,410	—	4,410
Cash equivalents	831	6,410	—	7,241
U.S. Government agency bonds	14,977	5,504	—	20,481
Commercial paper	—	19,107	—	19,107
Corporate bonds	—	2,914	—	2,914
Marketable securities	14,977	27,525	—	42,502
Total financial assets	$15,808	$33,935	$—	$49,743
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2021.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$28,548	$(230)	$—	$28,318
Corporate bonds	2,152	(1)	—	2,151
Commercial paper	16,863	(39)	—	16,824
Marketable securities	$47,563	$(270)	$—	$47,293
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				40,914
Long-term marketable securities				6,379
Marketable securities				$47,293

	December 31, 2021
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$20,509	$(28)	$—	$20,481
Corporate bonds	2,915	(1)	—	2,914
Commercial paper	19,102	—	5	19,107
Marketable securities	$42,526	$(29)	$5	$42,502
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				31,561
Long-term marketable securities				10,941
Marketable securities				$42,502
Accrued interest on marketable securities of less than $0.1 million and less than $0.1 million as of March 31, 2022 and December 31, 2021, respectively, is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Cash	$126,922	$141,239
Cash equivalents:
Money market funds	250	831
Commercial paper	1,996	2,000
Corporate bonds	—	4,410
Total cash and cash equivalents	$129,168	$148,480

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Inventory
Inventory consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$3,752	$3,738
Work in process	750	518
Finished goods	13,802	12,029
Total inventory	$18,304	$16,285
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid expenses	$2,658	$1,869
Prepaid insurance	1,661	2,305
VAT receivable	277	362
Other current assets	702	347
Total prepaid expenses and other current assets	$5,298	$4,883
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Machinery and equipment	$1,804	$1,635
Computer equipment and software	1,634	1,561
Furniture and fixtures	257	252
Leasehold improvements	2,277	2,277
Construction in progress	1,516	1,332
Total	7,488	7,057
Less: accumulated depreciation	(2,570)	(2,243)
Property and equipment, net	$4,918	$4,814
Depreciation expense for the three months ended March 31, 2022 and March 31, 2021 was $0.3 million and $0.1 million, respectively.
Goodwill
Goodwill was $2.3 million as of March 31, 2022 and December 31, 2021 arising from the Company’s acquisition of Emphasys Medical, Inc, in March 2009. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill in three months ended March 31, 2022 and 2021. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through March 31, 2022, there have been no events or changes in circumstances

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the three months ended March 31, 2022.
Intangible Assets
Intangible assets consist of the following (in thousands):

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,436)	$222
Trademarks	191	(166)	25
Total intangible assets	$1,849	$(1,602)	$247

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,410)	$248
Trademarks	191	(162)	29
Total intangible assets	$1,849	$(1,572)	$277
Amortization expense relating to the intangibles totaled less than $0.1 million during each of the three months ended March 31, 2022 and March 31, 2021, respectively.
Future amortization expense is as follows as of March 31, 2022 (in thousands):

2022 (remaining nine months)	$93
2023	123
2024	31
Total amortization expense	$247
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued employee bonuses and commissions	$2,504	$4,741
Accrued vacation	2,137	1,850
Other accrued personnel related expenses	1,844	2,145
Accrued professional fees	2,747	2,420
Sales taxes, franchise tax and VAT	511	730
Liability for early exercise of stock options	340	399
Accrued inventory purchases	134	258
Other	655	823
Total accrued liabilities	$10,872	$13,366

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

6.    Long Term Debt and Convertible Notes
Term Loan
CIBC Loan
On February 20, 2020, the Company executed a Loan and Security Agreement (the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”) to raise up to $32.0 million in debt financing (“CIBC Loan”) consisting of $17.0 million advanced at the closing of the agreement (“Tranche A”), with the option to drawing up to an additional $8.0 million (“Tranche B”) and an additional financing tranche (“Tranche C”) of up to $7.0 million on or prior to February 20, 2022. Neither Tranche B nor Tranch C was drawn before the expiration date. The CIBC Loan originally had a five-year term maturing on February 20, 2025, which included 24 months of interest only payments followed by 36 months of equal payments of principal and interest. The CIBC Loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The CIBC Loan is collateralized by substantially all of the Company’s assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. The Company may prepay the loan, subject to certain requirements. The CIBC Agreement includes customary restrictive covenants, financial covenants, events of default and other customary terms and conditions.
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
In March 2021, the Company entered into an Amended and Restated Agreement which extended the maturity date from March 15, 2022 to February 20, 2025, and modified certain financial covenants. Per the amended terms, 36 equal payments of principal plus accrued interest would be due beginning March 31, 2022. In connection with the Amended and Restated agreement, the Company paid fees to CIBC of less than $0.1 million which were recorded as a discount on the CIBC Loan and are being accreted over the life of the term loan using the effective interest method. The amendment was accounted for as a debt modification and no gain or loss was recognized.
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
As of March 31, 2022, the CIBC Loan had an annual effective interest rate of 4.71% per year.
The financial covenants in the CIBC Agreement require that, when the cash and cash equivalents of the Company is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to or greater than the Adjusted EBITDA loss as defined in the CIBC Agreement for the four-month period ending on any date of determination. As of March 31, 2022, the Company was in compliance with all covenants contained in CIBC Agreement.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The CIBC Loan consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Term loan	$17,000	$17,000
Less: debt issuance costs	(113)	(131)
Term loan	$16,887	$16,869
The Company paid $0.4 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During three months ended March 31, 2022 and 2021, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.2 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly-owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received $0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement bears no interest and is being repaid in twelve equal installments, paid semi-annually, beginning in March of 2022. As of March 31, 2022, Pulmonx International Sàrl paid less than $0.1 million to the lender.
Contractual Maturities of Financing Obligations
As of March 31, 2022, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

2022 (remaining nine months)	$635
2023	7,782
2024	8,846
2025	1,513
2026	90
2027	90
Total	18,956
Less: unamortized debt discount	(113)
Less: interest	(1,416)
Term loan and credit agreement	$17,427
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively. The deferred revenue as of December 31, 2020 was $0.1 million, which was

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

recognized as revenue during the year ended December 31, 2021. The deferred revenue as of December 31, 2021 was $0.2 million, which was recognized as revenue during the three months ended March 31, 2022.
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
The Company has leases on six vehicles with an average term of 2.9 years.
Operating lease cost consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$724	$728
Short-term lease cost	9	3
Variable lease cost	147	147
Total lease cost	$880	$878

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of March 31, 2022 (in thousands):

2022 (remaining nine months)	$2,544
2023	3,429
2024	2,895
2025	1,009
Total minimum lease payments	9,877
Less: Amount of lease payments representing interest	782
Present value of future minimum lease payments	$9,095
Less: Current lease liabilities	2,967
Long-term lease liabilities	$6,128
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	March 31, 2022	December 31, 2021
Right of use asset	$7,518	$8,075
Weighted average remaining lease term (years)	2.66	3.17
Weighted average discount rate (percent)	5.9	6.0
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$131	$541
Right-of-use assets obtained in exchange for lease liabilities	$56	$—
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
9.    Income Taxes
The income tax expense for each of the three months ended March 31, 2022 and 2021 was less than $0.1 million. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to unrecognized US federal and state tax benefit because of a full valuation allowance the Company has established against its Federal and state deferred tax assets and foreign tax rate differential from US federal statutory rate.
The income tax expense for the three months ended March 31, 2022 and 2021 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

10.    Stockholders’ Equity
Common Stock
As of March 31, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 and 200,000,000 shares of common stock, respectively. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	March 31	December 31,
	2022	2021
Common stock options issued and outstanding	2,687,031	2,145,131
Common stock restricted stock units issued and outstanding	1,110,887	442,428
Common stock available for future grants	3,909,758	3,751,115
Common stock available for ESPP	1,255,773	932,458
Total	8,963,449	7,271,132

Stock Option Plan
A summary of stock option activity for the three months ended March 31, 2022 is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2022	2,145,131	$13.44
Granted	655,200	26.56
Exercised	(99,265)	2.23
Canceled	(14,035)	23.30
Balance, March 31, 2022	2,687,031	$17.00
The aggregate intrinsic value of options outstanding at March 31, 2022 was $30.6 million.

	March 31, 2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	790,519	$9.37	7.21
Options vested and expected to vest	2,687,031	$17.00	8.46
Total intrinsic value of options vested as of March 31, 2022 was $13.8 million.
Early Exercise of Stock Options
Under the terms of the individual option grants, all options are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options may be exercised prior to vesting.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the three months ended March 31, 2022, the Company did not repurchase any shares of common stock. During the three months ended March 31, 2021, the Company repurchased 12,945 shares of common stock for less than $0.1 million. As of March 31, 2022 and December 31, 2021, 189,266 and 223,195 shares, respectively, were subject to repurchase, with an aggregate exercise price of $0.3 million and $0.4 million, respectively, and were recorded in other current liabilities.
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Outstanding Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	442,428	$42.36
Granted	701,250	26.56
Vested	(21,392)	44.54
Canceled	(11,399)	37.24
Unvested, March 31, 2022	1,110,887	$32.40
The aggregate intrinsic value of restricted stock units outstanding as of March 31, 2022 was $27.6 million.
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$147	$90
Research and development	421	318
Selling, general and administrative	2,945	1,860
Total	$3,513	$2,268
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options and restricted stock units	$3,312	$1,039
ESPP	201	1,229
Total	$3,513	$2,268
Stock-based compensation of $0.2 million and $0.3 million was capitalized into inventory for the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation capitalized in prior periods of $0.1 million and $0.1 million was recognized as cost of sales in the three months ended March 31, 2022 and 2021, respectively.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2022, there was $56.2 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 3.38 years. The total grant date fair value of shares vested during the quarter ended March 31, 2022 was $2.7 million.
As of March 31, 2022, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $0.2 million, which is expected to be recognized over a weighted-average period of 0.4 years.
11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss attributable to common stockholders	$(15,828)	$(12,512)
Denominator
Weighted-average common stock outstanding	37,007,527	35,702,465
Less: weighted-average common shares subject to repurchase	(202,161)	(331,705)
Weighted-average common shares used to compute basic and diluted net loss per share	36,805,366	35,370,760
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.35)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2022	2021
Options to purchase common stock	2,687,031	2,759,165
Unvested restricted stock units	1,110,887	—
Unvested early exercised common stock options	189,266	223,195
Shares committed under ESPP	24,252	99,144
Total	4,011,436	3,081,504

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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$6,013	$4,289
Europe, Middle-East and Africa (“EMEA”)	4,053	4,044
Asia Pacific	719	911
Total	$10,785	$9,244
Revenue from Germany and France represented 13% and 8%, respectively of total revenue for the three months ended March 31, 2022. Revenue from Germany and France represented 12% and 11%, respectively of total revenue for the three months ended March 31, 2021.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	March 31	December 31,
	2022	2021
United States	$4,865	$4,767
EMEA	49	42
Asia Pacific	4	5
Total	$4,918	$4,814

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report entitled “Forward-Looking Statements” and “Risk Factors,” under Part II, Item 1A and those discussed in our Annual Report on Form 10-K for the year ending December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022.
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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $10.8 million, with a gross margin of 75.2% and a net loss of $15.8 million, for the three months ended March 31, 2022 compared to revenue of $9.2 million, with a gross margin of 71.5% and a net loss of $12.5 million, for the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $307.2 million, cash, cash equivalents and marketable securities of $176.5 million, and $17.4 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Impact of the COVID-19 Pandemic
There continues to be widespread significant impact from the COVID-19 pandemic, which has delayed clinical trials and FDA operations and adversely impacted the number of procedures performed using our products. In the markets in which we operate, elective, specialty and other procedures and appointments have been, and continue to be, suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. As a result, the COVID-19 pandemic and the measures taken by many countries in response have materially adversely affected, and could in the future materially adversely affect, our business, financial condition and results of operations, as well as the price of our common stock, from a decrease and delay of procedures involving our products.
In the first quarter of 2022, procedure volumes in our U.S. and international markets were adversely affected by the Omicron variant, followed by a recovery as treatment centers began to reschedule and conduct procedures later in the quarter. We may continue to see regional variations in procedure volumes in our U.S. and international markets from the COVID-19 pandemic and its variants. We are encouraged for the longer term, and we believe the following key indicators are contributing to the stabilization of our business:
•continued opening of new accounts;
•strong physician participation in virtual trainings;

•a strong patient pipeline evidenced by an increase in StratX report activity, a rebound in patient calls into hospitals inquiring about our procedure, and a resumption of patient calls to our reimbursement support service; and
•hospitals and centers accepting patients for elective procedures.
During the COVID-19 pandemic, we implemented a variety of measures intended to help us manage the impact of the pandemic and position us to resume operations quickly and efficiently as restrictions, recommendations, and best practices evolve. These measures have included, and continue to include:
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
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the three months ended March 31, 2022 and March 31, 2021.
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
We intend to continue to increase our sales and marketing spending to generate sales opportunities. We expect expenses to increase in absolute dollars as we increase our sales support infrastructure and add additional marketing programs in order to more fully penetrate the global opportunity. We also expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our facilities and information technology to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with being a public company, compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs. We also saw an increase in our stock-based compensation expense with the establishment of our 2020 Equity Incentive Plan and related grants either in the form of restricted stock units or options. Our selling, general and administrative expenses may fluctuate from period to period due to the seasonality of our business and as we continue to add direct sales territory managers in new territories.
Interest Expense and Income
Interest expense consists primarily of interest expense related to our term loan facilities, including amortization of debt discount and issuance costs. Interest income is predominantly derived from investing surplus cash in money market funds and marketable securities.
Other Income (Expense), Net
Other income (expense), net primarily consists of foreign currency exchange gains and losses.

Results of Operations:
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the period indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$10,785	$9,244	$1,541	16.7%
Costs of goods sold	2,674	2,633	41	1.6%
Gross profit	8,111	6,611	1,500	22.7%
Operating expenses:
Research and development	3,534	3,034	500	16.5%
Selling, general and administrative	20,245	16,071	4,174	26.0%
Total operating expenses	23,779	19,105	4,674	24.5%
Loss from operations	(15,668)	(12,494)	(3,174)	25.4%
Interest income	105	105	—	—%
Interest expense	(198)	(217)	19	(8.8)%
Other income (expense), net	—	161	(161)	(100.0)%
Net loss before tax	(15,761)	(12,445)	(3,316)	26.6%
Income tax expense	67	67	—	—%
Net loss	$(15,828)	$(12,512)	$(3,316)	26.5%
Revenue
Revenue increased by $1.5 million, or 16.7%, to $10.8 million during the three months ended March 31, 2022, compared to $9.2 million during the three months ended March 31, 2021. The sale of products in the United States increased by $1.7 million to $6.0 million during the three months ended March 31, 2022, compared to $4.3 million for the three months ended March 31, 2021. The sale of products in international markets decreased by $0.2 million to $4.8 million during the three months ended March 31, 2022, compared to $5.0 million for the three months ended March 31, 2021. The increase in U.S. revenue reflects continued growth of Zephyr Valve procedure volumes, while the decrease in international revenue reflects the impact of COVID and foreign currency exchange rates.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by less than $0.1 million, or 1.6%, to $2.7 million during the three months ended March 31, 2022, compared to $2.6 million during the three months ended March 31, 2021. Gross margin was 75.2% during the three months ended March 31, 2022 and 71.5% during the three months ended March 31, 2021. The increase was primarily due to production efficiencies.
Research and Development Expenses
Research and development expenses increased by $0.5 million, or 16.5%, to $3.5 million during the three months ended March 31, 2022, compared to $3.0 million during the three months ended March 31, 2021. The increase in research and development expense was primarily due to an increase of $0.3 million in personnel related expenses, $0.1 million in consulting related expenses and $0.1 million in regulatory expenses as we continue to invest in research and development activities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.2 million, or 26.0%, to $20.2 million during the three months ended March 31, 2022, compared to $16.1 million during the three months ended March 31, 2021. The increase in selling, general and administrative expenses was primarily due to $2.9 million of payroll and personnel-related expenses including stock based compensation for our sales, marketing and administrative personnel, an increase of $0.8 million in advertising expenses, an increase of $0.3 million in global travel and conference related expenses, and an increase of $0.5 million in facility and software related expenses. These increases were offset by a decrease of $0.3 million in consulting and other expenses.
Interest Expense and Income
Interest expense of $0.2 million was flat during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to constant outstanding debt principal. Interest income of $0.1 million was flat during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to consistent marketable securities balances.
Other Income (Expense), Net
Other income (expense), net decreased by $0.2 million to $0 million during the three months ended March 31, 2022, compared to $0.2 million during the three months ended March 31, 2021, primarily due to foreign currency exchange losses.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed operations primarily through our initial public offering, private placements of equity securities, debt financing arrangements and sales of our products. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $176.5 million, an accumulated deficit of $307.2 million, and $16.9 million outstanding under the CIBC Loan, net of debt discount.
CIBC Loan
On February 20, 2020, we executed a Loan and Security Agreement with Canadian Imperial Bank of Commerce (“CIBC”), which we subsequently amended on April 17, 2020, December 28, 2020 and March 29, 2021 (as amended, the CIBC Agreement). The CIBC Agreement provided us with the ability to borrow up to $32.0 million in debt financing consisting of $17.0 million advanced at the closing of the agreement (“Tranche A”), with the option to draw up to an additional $8.0 million (“Tranche B”) on or before February 20, 2022 and an additional $7.0 million (“Tranche C”) on or before February 20, 2022. Neither Tranche B nor Tranche C was drawn before the expiration date.
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
We paid $0.4 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method. During the three months ended

March 31, 2022 and 2021, we recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.2 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement bears no interest and will be repaid within 60 months after receipt of funds in twelve equal installments, paid semi-annually, beginning in March of 2022. As of March 31, 2022, Pulmonx International Sàrl paid less than $0.1 million to the lender.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,026)	$(9,672)
Investing activities	(5,622)	(12,531)
Financing activities	1,315	13
Effect of exchange rate changes on cash and cash equivalents	21	(88)
Net increase (decrease) in cash and cash equivalents	$(19,312)	$(22,278)
Cash Flows from Operating Activities
Net cash used in operating activities was $15.0 million for the three months ended March 31, 2022. Cash used in operating activities was primarily a result of the net loss of $15.8 million, an increase in inventory of $2.0 million due to continued production to build inventory to meet projected increase in sales, an increase in accounts receivable of $0.3 million, a decrease in accrued liabilities of $2.3 million and an increase in prepaid expenses and other current asset of $0.4 million due to lease payments partially offset by an increase in accounts payable of $1.3 million due to timing of payments to vendors, stock-based compensation expense of $3.5 million, depreciation and amortization expense of $0.4 million and non-cash lease expense of $0.6 million.
Net cash used in operating activities was $9.7 million for the three months ended March 31, 2021. Cash used in operating activities was primarily a result of the net loss of $12.5 million, an increase in inventory of $1.6 million due to continued production to build inventory to meet projected increase in sales, an increase in accounts receivable of $1.0 million, and a decrease in lease liabilities of $0.5 million due to lease payments partially offset by an increase in accounts payable of $0.3 million due to timing of payments to our vendors, a decrease in prepaid expenses and other current assets of $0.4 million, an increase in accrued liabilities of $1.7 million, stock-based compensation expense of $2.3 million, write-down of inventory of $0.5 million, depreciation and amortization expense of $0.1 million and non-cash lease expense of $0.6 million.
Cash Flows from Investing Activities

Net cash used in investing activities in the three months ended March 31, 2022 was $5.6 million consisting of purchases of marketable securities of $9.3 million partially offset by maturities of $4.3 million, and purchases of property and equipment of $0.6 million.
Net cash used in investing activities in the three months ended March 31, 2021 was $12.5 million consisting of purchases of marketable securities of $12.3 million and purchases of property and equipment of $0.2 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2022 of $1.3 million primarily relates to proceeds of $1.1 million from issuance of common stock under the employee stock purchase plan, and $0.2 million from the exercise of stock options.
Net cash provided by financing activities in the three months ended March 31, 2021 of less than $0.1 million primarily relates to proceeds from the exercise of stock options, offset by the repurchase of early exercised stock options and payment of debt issuance costs.
Material Cash Requirements
Our net cash operating expenditures were $15.0 million in the three months ended March 31, 2022 and $9.7 million in the three months ended March 31, 2021, and we intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $0.6 million in the three months ended March 31, 2022 and $0.2 million in the three months ended March 31, 2021, respectively, and we expect to maintain the level of expenditures in the future in support of our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $9.9 million as of March 31, 2022, with $3.4 million expected to be paid within the next 12 months, and amounts related to future long-term debt which total $19.0 million, with $1.6 million expected to be paid within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $176.5 million. Based on our current planned operations, we expect that our cash and cash equivalents will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the three months ended March 31, 2022. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations as of March 31, 2022, as compared to those disclosed in in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 1, 2022, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate and currency exchange risks as follows:
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash, cash equivalents and marketable securities of $176.5 million as of March 31, 2022, which consist of cash, money market funds, U.S. government agency bonds, corporate bonds and commercial paper. We held cash in foreign banks of approximately $2.8 million at March 31, 2022 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $16.9 million under the CIBC Agreement with an interest rate of 4.71% as of March 31, 2022. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 44.2% and 53.6% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the three months ended March 31, 2022 by approximately $0.5 million and $0.4 million, respectively, with a net impact of $0.1 million on our net income. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the three months ended March 31, 2021 by approximately $0.5 million and $0.4 million, respectively, with a net impact of $0.1 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly

Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2022.
Material Weakness
We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2021 which remains unremediated as of March 31, 2022. We determined a material weakness existed relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures. Although these control weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, our management has concluded that these control weaknesses constitute a material weakness.
Plan for Remediation of Material Weakness
Our management, under the oversight of our Audit Committee of our Board of Directors and in consultation with outside advisors, continue to evaluate and implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include, but are not limited to: (i) evaluating and implementing enhanced process controls around user access management; and (ii) expanding the management and governance over user access and system controls.
We believe the above actions will be effective in remediating the material weakness and we will continue to devote time and attention to these remedial efforts. However, as we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above. Our remediation efforts will not be considered complete until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.
Notwithstanding the material weakness described above, our management has concluded that the consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Controls
Except for the identification of the material weakness and remediations activities described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We have incurred net losses since our inception. For the three months ended March 31, 2022 and March 31, 2021, we had net losses of $15.8 million and $12.5 million, respectively, and we expect to continue to incur additional losses. As of March 31, 2022, we had an accumulated deficit of $307.2 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the three months ended March 31, 2022 and 2021 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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

Despite signs of recovery in some regions of our U.S. markets, we may continue to see regional variations in procedure volumes from a resurgence of the COVID-19 pandemic and its variants. In international markets, our business faced continued pressure in the fourth quarter of 2021 as a result of the COVID surge that led to lockdowns across a number of markets in Europe. During the fourth quarter of 2021, sales increased in regions of the U.S. less affected by COVID-19, which were partially offset by decreased sales in US regions significantly impacted by the Delta and Omicron variants of COVID-19. In the first quarter of 2022, we continued to be impacted by the Omicron variant, followed by a recovery as treatment centers began to reschedule and conduct procedures later in the quarter. We cannot be certain that any recovery will be sustained, or that a further resurgence of COVID-19 will not occur, including, for example, in the U.S. and Europe where there have been increasing cases from COVID-19 variants. Many of the measures adopted in response to, and challenges resulting from, COVID-19 may continue for the duration of the pandemic, which is uncertain, and could significantly reduce our revenue and adversely impact our business, financial condition and results of operations for the duration of the pandemic. As a result, we cannot assure you that our recent volume of Zephyr Valves sold are indicative of future results or that we will not experience additional adverse or materially adverse impacts associated with the COVID-19 pandemic. Further, there may be limited provider capacity due to labor shortages, or for other reasons, which could limit the ability of patients to receive treatment with Zephyr Valves. This limited provider and hospital capacity could have a material adverse effect on our business, financial condition and results of operations as the pandemic subsides and following the end of the pandemic.
The severity, magnitude and duration of the COVID-19 pandemic, the public health responses and its economic consequences, as well as the efficacy, availability and distribution of vaccines, remain uncertain, rapidly changing and difficult to predict. The pandemic’s impact on our financial condition and results of operations performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, also remains uncertain and difficult to predict. To the extent the pandemic continues to disrupt economic activity globally, it could adversely affect our ability to access capital, which could in the future negatively affect our liquidity. In addition, depressed economic activity resulting from the COVID-19 pandemic has had, and could in the future have, a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. For example, economic market disruptions has resulted, and may in the future result, in significant job losses and reductions in disposable income. If patients are unable to obtain or maintain health insurance policies, it may significantly impact their ability to pay for the procedures utilizing our products, further negatively impacting our business, financial condition and results of operations.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of March 31, 2022, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, and BCBS Michigan have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
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
In February 2020, we executed a Loan and Security Agreement (the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), which provided us with the ability to borrow up to $32.0 million in debt financing. As of March 31, 2022, we have borrowed $17.0 million under the CIBC Agreement. See the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital

Resources; Plan of Operation⸺2020 Notes”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through private placements of equity securities, debt financing arrangements and sales of our products. As of March 31, 2022, we had $176.5 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $307.2 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities, together with available borrowings under the CIBC Agreement, will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Sales in markets outside of the United States accounted for approximately 44.2% and 53.6% of our revenue for the three months ended March 31, 2022 and March 31, 2021, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.*
In the ordinary course of our business, we and third parties upon which we rely may become exposed to, or collect and store sensitive data, including procedure-based information, PHI, credit card, and other financial information, intellectual property and other proprietary business information, insurance information, and potentially personally identifiable information. For example, we may fail to remove all PHI from CT scan data on the StratX Platform.
We rely extensively on information technology (“IT”) systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided or used by third-parties or their vendors, to assist in conducting our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Although we are in the process of implementing policies and procedures designed to ensure compliance with applicable data security and privacy-related laws and regulations and we take measures to protect sensitive information from unauthorized access or disclosure, our IT and infrastructure, and other third parties, including technology partners and providers, may be vulnerable to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. In addition to traditional computer “hackers” and threat actors, sophisticated nation-state, nation-state supported, and criminal threat actors now engage in attacks, including advanced persistent threat intrusions and ransomware attacks, the latter of which are becoming increasingly prevalent and severe. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.
Although the aggregate impact of security incidents on our operations and financial condition has not been material to date, we have occasionally been the target of events of this nature and expect them to continue as security threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems or other information technology infrastructure change frequently and may not be detected until after an incident has occurred. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. We cannot assure you, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns and breaches could negatively affect our business, financial condition and results of operations and our reputation.
If we or our third-party service providers experience, or are perceived to have experienced, material security incidents, it may result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; or orders to destroy or not use personal data. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. Security incidents could also result in indemnity obligations, negative publicity and financial loss. There can be no assurance that limitations of liability in our contracts are sufficient to protect us from claims related to our security obligations. Security incidents and vulnerabilities may cause some of our customers and users to stop using our services and our failure, or perceived failure, to meet expectations with regard to the security, integrity, availability and confidentiality of our systems and sensitive data could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. Any of these results could harm our growth prospects, our business and our reputation. Moreover, security incidents can result in the diversion of funds, and interruptions, delays, or outages in our operations and services, including due to ransomware attacks. Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions to our operations and adversely impact the confidentiality, integrity and availability of sensitive, proprietary or confidential information, and prevent us from administering our business.

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
Unfavorable global economic conditions, including as a result of the conflict in Ukraine, could negatively affect our business, financial condition or results of operations.
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
Further, in late February 2022, Russia initiated significant military action against Ukraine. In response, the United States, the European Union, the United Kingdom and certain other countries imposed significant sanctions and trade actions against Russia, and could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the United States and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response, which is likely to cause regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In particular, while it is difficult to anticipate the impact of any of the foregoing on the Company, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.
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
We also maintain a certificate of registration for the design, manufacture, service, and distribution of our product from the BSI in the Netherlands, our European Notified Body. Most recently, BSI completed an ISO 13485 surveillance audit of our design, manufacturing and service operations in April 2020 and we believe that we are in compliance, in all material respects, with the MDR.
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
We are subject to stringent and changing obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; and other adverse business impacts.*
In the ordinary course of our business, we and third parties upon which we rely may become exposed to, or collect and store sensitive data, including procedure-based information, PHI, credit card and other financial information, insurance information, and other potentially personally identifiable information.
We are subject to diverse laws and regulations relating to data privacy and information security. Our data processing activities may also subject us to numerous other data privacy and information security obligations, such as external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal information by us and on our behalf. In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards by which we are legally or contractually bound to comply.
New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, in June 2018, the State of California enacted the CCPA, which went into effect on January 1, 2020 and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allow consumers to opt out of certain data sharing with third parties. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Moreover, although the CCPA includes limited exceptions from its prescriptions, including exceptions for personal health information collected by covered entities or business associates subject to HIPAA, among others, the CCPA may regulate or impact our processing of personal information depending on the context. It remains unclear how this legislation will be interpreted and enforced. In addition, it is anticipated that the CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. The CPRA may require additional compliance investment and potential business process changes in the meantime. Other states have enacted data privacy laws. For example, Virginia passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which differ from the CPRA and become effective in 2023. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could negatively affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.

The privacy laws in Europe have also been significantly reformed. In May 2018, the GDPR took effect in the EEA. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons, replacing data protection laws issued by each European Union member state based on the Directive 95/46/EC (“Directive”). Unlike the Directive, which needed to be transposed at a national level, the GDPR text is directly applicable in each European Union member state, resulting in a more uniform application of data privacy laws across the EU. Among other things, the GDPR sets out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit; and expanding the definition of personal data to include coded data and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our global turnover). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfers laws. For example, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Notably, these requirements will regulate the transfer of personal data from our clinical trial sites located in the EEA to jurisdictions outside of the EEA. One of the primary safeguards enabling U.S. companies to import personal information from Europe had been certification to the EU-U.S. Privacy Shield. However, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield. While the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield) (“SCCs”), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission issued new SCCs in June 2021 that repeal and replace the previous SCCs. If we elect to rely on the new SCCs, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe, which could limit our ability to conduct clinical trial activities in Europe. In addition, laws in Switzerland similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business.
Following the withdrawal of the United Kingdom from the European Union on January 31, 2020, and the expiration of the transition period, from January 1, 2021, companies have had to comply with both the GDPR and the UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018 (“UK GDPR”), largely retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Laws in the United Kingdom restrict personal data transfers outside of those jurisdictions to countries that do not provide an adequate level of personal data protection. The United Kingdom has adopted the international data transfer agreement (“IDTA”), the international data transfer addendum to the European Commission’s SCCs (“Addendum”) and a document setting out transitional provisions, which came into force on March 21, 2022. The IDTA and Addendum replaced the SCCs as a transfer tool to comply with Article 46 of the UK GDPR when making restricted transfers from the United Kingdom. In June 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EEA member states to the United Kingdom without additional safeguards. In the event of a violation of the GDPR and UK GDPR affecting data subjects in both the United Kingdom and the EEA, we could be investigated by the ICO in the United Kingdom and supervisory authorities in the EEA. Compliance with the GDPR and UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business in Europe or require us to put in place additional mechanisms to ensure compliance with such protection rules and will increase our responsibility and potential liability in relation to personal data that we process.
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
Moreover, complying with the various data privacy and information security laws that are applicable to us could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Any failure (or perceived failure) to comply could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.
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
As of March 31, 2022, we had outstanding 37,098,421 shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.
Further, as of March 31, 2022, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file on our behalf or for other stockholders.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own approximately 52% of our outstanding common stock as of March 31, 2022. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2021, which remains unremediated as of March 31, 2022. We determined a material weakness existed relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures. Although these control weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, our management has concluded that these control weaknesses constitute a material weakness.
Our management, under the oversight of our Audit Committee of our Board of Directors and in consultation with outside advisors continue to evaluate and implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include, but are not limited to: (i) evaluating and implementing enhanced process controls around user access management; and (ii) expanding the management and governance over user access and system controls.
We believe the above actions will be effective in remediating the material weakness and we will continue to devote time and attention to these remedial efforts. However, as we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above. Our remediation efforts will not be considered complete until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.
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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law for:
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
Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such actions under the Securities Act and an investor cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims and there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If any court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
Item 2. Unregistered Sales of Securities and Use of Proceeds
Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the three months ended March 31, 2022.
Use of Proceeds
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on the 9th day of May, 2022.

PULMONX CORPORATION

By:	/s/Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

By:	/s/Derrick Sung
Derrick Sung, Ph.D.
Chief Financial Officer