Form 10-Q
period 2022-06-30
Pulmonx Corp
filed 2022-08-08
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 29, 2022 there were 37,268,450 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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
ii

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$121,947	$148,480
Restricted cash	231	231
Short-term marketable securities	40,139	31,561
Accounts receivable, net	7,521	6,562
Inventory	19,212	16,285
Prepaid expenses and other current assets	3,731	4,883
Total current assets	192,781	208,002
Long-term marketable securities	4,684	10,941
Property and equipment, net	4,932	4,814
Goodwill	2,333	2,333
Intangible assets, net	216	277
Right of use assets	6,987	8,075
Other long-term assets	796	731
Total assets	$212,729	$235,173

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,599	$1,582
Accrued liabilities	11,734	13,366
Income taxes payable	—	147
Deferred revenue	131	163
Short-term debt	2,921	91
Current lease liabilities	3,061	2,201
Total current liabilities	20,446	17,550
Deferred tax liability	47	37
Long-term lease liabilities	5,415	6,844
Long-term debt	14,460	17,324
Other long-term liabilities	179	179
Total liabilities	40,547	41,934
Commitments and contingencies (Note 8)
Stockholders’ equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 37,266,030 shares issued and outstanding as of June 30, 2022 and 36,931,762 shares issued and outstanding as of December 31, 2021	37	37
Additional paid-in capital	492,651	482,885
Accumulated other comprehensive income	1,357	1,712
Accumulated deficit	(321,863)	(291,395)
Total stockholders’ equity	172,182	193,239
Total liabilities and stockholders’ equity	$212,729	$235,173
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$13,950	$12,203	$24,735	$21,447
Cost of goods sold	3,532	3,174	6,206	5,807
Gross profit	10,418	9,029	18,529	15,640
Operating expenses
Research and development	3,594	3,506	7,128	6,540
Selling, general and administrative	21,235	18,205	41,480	34,276
Total operating expenses	24,829	21,711	48,608	40,816
Loss from operations	(14,411)	(12,682)	(30,079)	(25,176)
Interest income	199	102	304	207
Interest expense	(223)	(206)	(421)	(423)
Other income (expense), net	(165)	(96)	(165)	65
Net loss before tax	(14,600)	(12,882)	(30,361)	(25,327)
Income tax expense	40	80	107	147
Net loss	(14,640)	(12,962)	(30,468)	(25,474)
Other comprehensive income
Currency translation adjustment	6	66	(18)	(206)
Change in unrealized gain (loss) on marketable securities	(92)	3	(337)	—
Total other comprehensive income (loss)	(86)	69	(355)	(206)
Comprehensive loss	$(14,726)	$(12,893)	$(30,823)	$(25,680)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.36)	$(0.83)	$(0.71)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,003,443	36,042,614	36,904,952	35,708,548
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2022	36,931,762	$37	$482,885	$1,712	$(291,395)	$193,239
Issuance of common stock upon vesting of restricted stock units	21,392	—	—	—	—	—
Issuance of common stock upon exercise of stock options	99,265	—	221	—	—	221
Issuance of shares pursuant to Employee Stock Purchase Plan	46,002	—	1,108	—	—	1,108
Change in shares subject to repurchase	—	—	59	—	—	59
Stock-based compensation expense	—	—	3,615	—	—	3,615
Currency translation adjustment	—	—	—	(24)	—	(24)
Change in unrealized losses on marketable securities	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(15,828)	(15,828)
Balances at March 31, 2022	37,098,421	$37	$487,888	$1,443	$(307,223)	$182,145
Issuance of common stock upon vesting of restricted stock units	93,988	—	—	—	—	—
Issuance of common stock upon exercise of stock options	73,621	—	151	—	—	151
Change in shares subject to repurchase	—	—	58	—	—	58
Stock-based compensation expense	—	—	4,554	—	—	4,554
Currency translation adjustment	—	—	—	6	—	6
Change in unrealized losses on marketable securities	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	(14,640)	(14,640)
Balances at June 30, 2022	37,266,030	$37	$492,651	$1,357	$(321,863)	$172,182

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at January 1, 2021	35,693,753	$36	$467,147	$1,685	$(242,734)	$226,134
Issuance of common stock upon exercise of stock options	122,856	—	273	—	—	273
Repurchase of early exercised common stock options	(12,945)	—	—	—	—	—
Change in shares subject to repurchase	—	—	66	—	—	66
Stock-based compensation expense	—	—	2,462	—	—	2,462
Currency translation adjustment	—	—	—	(272)	—	(272)
Change in unrealized losses on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(12,512)	(12,512)
Balances at March 31, 2021	35,803,664	$36	$469,948	$1,410	$(255,246)	$216,148
Issuance of common stock upon exercise of stock options	653,609	—	1,133	—	—	1,133
Issuance of shares pursuant to Employee Stock Purchase Plan	123,344	—	1,992	—	—	1,992
Change in shares subject to repurchase	—	—	12	—	—	12
Stock-based compensation expense	—	—	2,476	—	—	2,476
Currency translation adjustment	—	—	—	66	—	66
Change in unrealized (losses) gains on marketable securities	—	—	—	3	—	3
Net loss	—	—	—	—	(12,962)	(12,962)
Balances at June 30, 2021	36,580,617	$36	$475,561	$1,479	$(268,208)	$208,868
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(30,468)	$(25,474)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,896	4,580
Loss on disposal of fixed assets	1	—
Allowance for doubtful accounts	1	(1)
Inventory write-downs	111	665
Depreciation and amortization expense	744	287
Amortization of debt discount and debt issuance costs	32	64
Amortization of premiums and discounts on short-term marketable securities	19	16
Non-cash lease expense	1,226	1,149
Net changes in operating assets and liabilities:
Accounts receivable	(1,073)	(2,732)
Inventory	(3,030)	(3,125)
Prepaid expenses and other current assets	1,065	216
Other assets	6	(29)
Accounts payable	1,062	293
Accrued liabilities	(1,296)	2,926
Income taxes payable	(150)	(87)
Lease liabilities	(707)	(1,137)
Deferred tax liability	—	11
Deferred revenue	(29)	16
Net cash used in operating activities	(24,590)	(22,362)
Cash flows from investing activities
Purchases of investments	(21,959)	(15,314)
Maturities of short-term marketable securities	19,280	2,500
Purchases of property and equipment	(863)	(903)
Net cash used in investing activities	(3,542)	(13,717)
Cash flows from financing activities
Repayment of Credit Agreement	(44)	—
Debt issuance cost	—	(41)
Proceeds from exercise of common stock options	382	1,381
Proceeds from issuance of common stock under the employee stock purchase plan	1,108	1,992
Payments for repurchase of early exercised common stock options	—	(26)
Net cash provided by financing activities	1,446	3,306
Effect of exchange rate changes on cash and cash equivalents	153	(85)
Net decrease in cash and cash equivalents	(26,533)	(32,858)
Cash, cash equivalents and restricted cash, at beginning of the period	148,711	231,792
Cash, cash equivalents and restricted cash, at end of the period	$122,178	$198,934
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$121,947	$198,703
Restricted cash	231	231
Cash, cash equivalents and restricted cash in consolidated balance sheets	$122,178	$198,934

Supplemental non-cash items:
Lapse in repurchase rights of common stock	$117	$78
Purchases of property and equipment in accounts payable	$486	$608
Amount receivable from exercise of common stock options	$1	$25
Operating lease right of use assets obtained in exchange for new lease liabilities	$138	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$228	$226
Cash paid for interest	$375	$360
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.    Formation and Business of the Company
The Company
Pulmonx Corporation (the “Company”) was incorporated in the state of California in December 1995 as Pulmonx and reincorporated in the state of Delaware in December 2013. The Company is a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”). The Company’s solution, which is comprised of the Zephyr Endobronchial Valve (“Zephyr Valve”), the Chartis Pulmonary Assessment System (“Chartis System”) and the StratX Lung Analysis Platform (“StratX Platform”), is designed to treat a broad pool of patients for whom medical management has reached its limits and either do not want or are ineligible for surgical approaches. The Company has subsidiaries in Germany, Switzerland, Australia, the United Kingdom, Italy, France, Hong Kong, and Japan.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $321.9 million as of June 30, 2022. During the six months ended June 30, 2022 and June 30, 2021, the Company used $24.6 million and $22.4 million of cash in its operating activities, respectively. As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $166.8 million. Historically, the Company’s activities have been financed through the sale of equity securities, debt financing arrangements and sales of our products.
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
While the Company saw some level of recovery in procedure volumes in our U.S. and larger international markets in the second quarter of 2022, the smaller international markets were hampered by a slower recovery, including continued lockdowns in China. The Company may continue to see regional variations in procedure volumes in the U.S. and international markets from the COVID-19 pandemic and its variants.
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
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2022 and condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021 and condensed consolidated cash flows for the six months ended June 30, 2022 and 2021 have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of June 30, 2022 and December 31, 2021, the Company also had cash on deposit with foreign banks of approximately $3.5 million and $4.6 million, respectively, that was not federally insured.
The Company earns revenue from the sale of its products to distributors and other customers such as hospitals. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the six months ended June 30, 2022 and 2021. The Company’s accounts receivable are derived from revenue earned from customers and distributors. The Company performs ongoing credit evaluations of its customers’ and distributors’ financial condition and generally requires no collateral from its customers and distributors. At June 30, 2022 and December 31, 2021, no customer or distributor accounted for more than 10% of accounts receivable. During the three and six months ended June 30, 2022 and June 30, 2021, no customer or distributor accounted for more than 10% of revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.
Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiary in Italy is the Euro. Accordingly, asset and liability accounts of Switzerland, Germany, Australia, the United Kingdom, Italy and Hong Kong operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and was less than $0.1 million and less than $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and less than $(0.1) million and $(0.2) million during the six months ended June 30, 2022 and 2021, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and was $(0.2) million and $(0.1) million during the three months ended June 30, 2022 and 2021, respectively, and $(0.2) million and $0.1 million during the six months ended June 30, 2022 and 2021, respectively.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,192	$—	$—	$2,192
Commercial paper	—	2,497	—	2,497
Cash equivalents	2,192	2,497	—	4,689
U.S. Government agency bonds	25,171	8,971	—	34,142
Commercial paper	—	10,681	—	10,681
Marketable securities	25,171	19,652	—	44,823
Total financial assets	$27,363	$22,149	$—	$49,512
There were no liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2022.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$831	$—	$—	$831
Commercial paper	—	2,000	—	2,000
Corporate bonds	—	4,410	—	4,410
Cash equivalents	831	6,410	—	7,241
U.S. Government agency bonds	14,977	5,504	—	20,481
Commercial paper	—	19,107	—	19,107
Corporate bonds	—	2,914	—	2,914
Marketable securities	14,977	27,525	—	42,502
Total financial assets	$15,808	$33,935	$—	$49,743
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2021.
The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$34,462	$(320)	—	$34,142
Commercial paper	10,721	(40)	—	10,681
Marketable securities	$45,183	$(360)	$—	$44,823
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				40,139
Long-term marketable securities				4,684
Marketable securities				$44,823

	December 31, 2021
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$20,509	$(28)	$—	$20,481
Corporate bonds	2,915	(1)	—	2,914
Commercial paper	19,102	—	5	19,107
Marketable securities	$42,526	$(29)	$5	$42,502
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				31,561
Long-term marketable securities				10,941
Marketable securities				$42,502
Accrued interest receivable on marketable securities of less than $0.1 million and less than $0.1 million as of June 30, 2022 and December 31, 2021, respectively, is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Cash	$117,258	$141,239
Cash equivalents:
Money market funds	2,192	831
Commercial paper	2,497	2,000
Corporate bonds	—	4,410
Total cash and cash equivalents	$121,947	$148,480
Inventory
Inventory consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$3,776	$3,738
Work in process	784	518
Finished goods	14,652	12,029
Total inventory	$19,212	$16,285
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid expenses	$2,886	$1,869
Prepaid insurance	820	2,305
VAT and other receivable	25	362
Other current assets	—	347
Total prepaid expenses and other current assets	$3,731	$4,883
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of June 30, 2022, the Company has capitalized approximately $0.6 million in implementation costs related to the application development stage. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three years. As of June 30, 2022, approximately $0.2 million

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

and $0.4 million capitalized costs were included in prepaid expenses and other current assets, and other long-term assets, respectively. Amortization expense, which was included in SG&A expenses, was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2022.
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Machinery and equipment	$1,956	$1,635
Computer equipment and software	1,623	1,561
Furniture and fixtures	262	252
Leasehold improvements	2,277	2,277
Construction in progress	1,677	1,332
Total	7,795	7,057
Less: accumulated depreciation	(2,863)	(2,243)
Property and equipment, net	$4,932	$4,814
Depreciation expense for the three months ended June 30, 2022 and June 30, 2021 was $0.3 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2022 and June 30, 2021 was $0.7 million and $0.2 million, respectively.
Goodwill
Goodwill was $2.3 million as of June 30, 2022 and December 31, 2021 arising from the Company’s acquisition of Emphasys Medical, Inc, in March 2009. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill in six months ended June 30, 2022 and 2021. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through June 30, 2022, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the six months ended June 30, 2022.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Intangible Assets
Intangible assets consist of the following (in thousands):

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,464)	$194
Trademarks	191	(169)	22
Total intangible assets	$1,849	$(1,633)	$216

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,410)	$248
Trademarks	191	(162)	29
Total intangible assets	$1,849	$(1,572)	$277
Amortization expense relating to the intangibles totaled less than $0.1 million during each of the three months ended June 30, 2022 and June 30, 2021, respectively. Amortization expense relating to the intangibles totaled $0.1 million during each six months ended June 30, 2022 and June 30, 2021, respectively.
Future amortization expense is as follows as of June 30, 2022 (in thousands):

2022 (remaining six months)	$62
2023	123
2024	31
Total amortization expense	$216
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued employee bonuses and commissions	$3,179	$4,741
Accrued vacation	2,134	1,850
Other accrued personnel related expenses	2,308	2,145
Accrued professional fees	2,233	2,420
Sales taxes, franchise tax and VAT	602	730
Liability for early exercise of stock options	282	399
Accrued inventory purchases	128	258
Other	868	823
Total accrued liabilities	$11,734	$13,366

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

6.    Long Term Debt and Convertible Notes
Term Loan
CIBC Loan
On February 20, 2020, the Company executed a Loan and Security Agreement (the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”) to raise up to $32.0 million in debt financing (“CIBC Loan”) consisting of $17.0 million advanced at the closing of the agreement (“Tranche A”), with the option to draw up to an additional $8.0 million (“Tranche B”) and an additional financing tranche (“Tranche C”) of up to $7.0 million on or prior to February 20, 2022. Neither Tranche B nor Tranche C was drawn before the expiration date.
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
In March 2021, the Company entered into an Amended and Restated CIBC Agreement which extended the maturity date from March 15, 2022 to February 20, 2025, and modified certain financial covenants. Per the amended terms, 36 equal payments of principal plus accrued interest would be due beginning March 31, 2022. In connection with the Amended and Restated agreement, the Company paid fees to CIBC of less than $0.1 million which were recorded as a discount on the CIBC Loan and are being accreted over the life of the term loan using the effective interest method. The amendment was accounted for as a debt modification and no gain or loss was recognized.
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
As of June 30, 2022, the CIBC Loan had an annual effective interest rate of 4.71% per year.
The financial covenants in the CIBC Agreement require that, when the cash and cash equivalents of the Company is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to or greater than the Adjusted EBITDA loss as defined in the CIBC Agreement for the four-month period ending on any date of determination. As of June 30, 2022, the Company was in compliance with all covenants contained in CIBC Agreement.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The CIBC Loan consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Term loan	$17,000	$17,000
Less: debt issuance costs	(99)	(131)
Term loan	$16,901	$16,869
The Company paid $0.4 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the three months ended June 30, 2022 and 2021, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.2 million and $0.2 million during the three months ended June 30, 2022 and 2021, respectively. Interest expense on the CIBC Loan amounted $0.4 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly-owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received $0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement bears no interest and is being repaid in twelve equal installments, paid semi-annually, beginning in March of 2022. As of June 30, 2022, Pulmonx International Sàrl paid less than $0.1 million to the lender.
Contractual Maturities of Financing Obligations
As of June 30, 2022, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

2022 (remaining six months)	$410
2023	7,779
2024	8,843
2025	1,510
2026	87
2027	87
Total	18,716
Less: unamortized debt discount	(99)
Less: interest	(1,236)
Term loan and credit agreement	$17,381
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.2 million as of June 30, 2022 and

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

December 31, 2021, respectively. The deferred revenue as of December 31, 2020 was $0.1 million, which was recognized as revenue during the year ended December 31, 2021. The deferred revenue as of December 31, 2021 was $0.2 million, which was recognized as revenue during the six months ended June 30, 2022.
The Company disaggregates its revenue by major geographic region, which has been disclosed in Note 12, “Segment Information”.
8.    Commitments and Contingencies
Leases
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
The Company has leases on eight vehicles with an average term of 2.9 years.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Operating lease cost consists of the following (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating lease cost	$1,446	$1,452
Short-term lease cost	16	6
Variable lease cost	290	293
Total lease cost	$1,752	$1,751
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of June 30, 2022 (in thousands):

2022 (remaining six months)	$1,721
2023	3,452
2024	2,919
2025	1,020
Total minimum lease payments	9,112
Less: Amount of lease payments representing interest	636
Present value of future minimum lease payments	$8,476
Less: Current lease liabilities	3,061
Long-term lease liabilities	$5,415
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	June 30, 2022	December 31, 2021
Right of use asset	$6,987	$8,075
Weighted average remaining lease term (years)	2.43	3.17
Weighted average discount rate (percent)	5.9	6.0
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$966	$1,330
Right-of-use assets obtained in exchange for lease liabilities	$138	$—
Service Agreement
In April 2022, the Company entered into an agreement with a service provider which requires total minimum purchases of $0.6 million, $0.4 million, and $0.4 million over the next three years. Since the inception of the

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

agreement, the Company recorded $0.2 million of expense for services related to this agreement in cost of goods sold during the three months ended June 30, 2022.
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
9.    Income Taxes
The income tax expense for the three months ended June 30, 2022 and 2021 was less than $0.1 million and $0.1 million, respectively. The income tax expense for the six months ended June 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, and a full valuation allowance against net deferred tax assets.
The income tax expense for the six months ended June 30, 2022 and 2021 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
10.    Stockholders’ Equity
Common Stock
As of June 30, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 and 200,000,000 shares of common stock, respectively. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	June 30,	December 31,
	2022	2021
Common stock options issued and outstanding	2,600,237	2,145,131
Common stock restricted stock units issued and outstanding	1,091,957	442,428
Common stock available for future grants	3,838,605	3,751,115
Common stock available for ESPP	1,255,773	932,458
Total	8,786,572	7,271,132

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Stock Option Plan
A summary of stock option activity for the six months ended June 30, 2022 is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2022	2,145,131	$13.44
Options granted	655,200	26.56
Options exercised	(172,886)	2.15
Options canceled	(27,208)	19.96
Balance, June 30, 2022	2,600,237	$17.43
The aggregate intrinsic value of options outstanding as of June 30, 2022 was $15.0 million.

	June 30, 2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	904,464	$11.56	7.30
Options vested and expected to vest	2,600,237	$17.43	8.26
Total intrinsic value of options vested as of June 30, 2022 was $7.5 million.
Early Exercise of Stock Options
Under the terms of the individual option grants, options are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options may be exercised prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the six months ended June 30, 2022, the Company did not repurchase shares of common stock. During the six months ended June 30, 2021, the Company repurchased 12,945 shares of common stock for less than $0.1 million. As of June 30, 2022 and December 31, 2021, 155,969 and 223,195 shares, respectively, were subject to repurchase, with an aggregate exercise price of $0.3 million and $0.4 million, respectively, and were recorded in other current liabilities.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	442,428	$42.36
Granted	799,320	25.47
Vested	(115,380)	37.64
Canceled	(34,411)	33.22
Unvested, June 30, 2022	1,091,957	$30.78
The aggregate intrinsic value of restricted stock units outstanding as of June 30, 2022 was $16.1 million.
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$189	$120	$336	$210
Research and development	556	288	977	606
Selling, general and administrative	3,638	1,904	6,583	3,764
Total	$4,383	$2,312	$7,896	$4,580
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options and restricted stock units	$4,209	$1,520	$7,521	$2,559
ESPP	174	792	375	2,021
Total	$4,383	$2,312	$7,896	$4,580
Stock-based compensation of $0.3 million and $0.3 million was capitalized into inventory for the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation of $0.6 million and $0.5 million was capitalized into inventory for the six months ended June 30, 2022 and 2021, respectively. Stock-based compensation capitalized in prior periods of $0.2 million and $0.1 million was recognized as cost of sales in the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation capitalized in prior periods of $0.3 million and $0.2 million was recognized as cost of sales in the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, there was $52.6 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 3.14 years. The total grant date fair value of shares vested during the three and six months ended June 30, 2022 was $4.7 million and $7.4 million, respectively.
As of June 30, 2022, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders	$(14,640)	$(12,962)	$(30,468)	$(25,474)
Denominator
Weighted-average common stock outstanding	37,171,893	36,324,022	37,090,164	36,021,469
Less: weighted-average common shares subject to repurchase	(168,450)	(281,408)	(185,212)	(312,921)
Weighted-average common shares used to compute basic and diluted net loss per share	37,003,443	36,042,614	36,904,952	35,708,548
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.36)	$(0.83)	$(0.71)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30,
	2022	2021
Options to purchase common stock	2,600,244	2,483,364
Unvested restricted stock units	1,091,957	438,550
Unvested early exercised common stock options	155,969	294,577
Shares committed under ESPP	33,035	6,865
Total	3,881,205	3,223,356

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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$8,616	$6,567	$14,629	$10,856
Europe, Middle-East and Africa (“EMEA”)	4,570	4,749	8,623	8,793
Asia Pacific	724	875	1,443	1,786
Other International	40	12	40	12
Total	$13,950	$12,203	$24,735	$21,447
Revenue from Germany and France represented 10% and 9%, respectively, of total revenue for the three months ended June 30, 2022. Revenue from Germany and France represented 11% and 9%, respectively, of total revenue for the three months ended June 30, 2021. Revenue from Germany and France represented 12% and 8%, respectively, of total revenue for the six months ended June 30, 2022. Revenue from Germany and France represented 12% and 10%, respectively, of total revenue for the six months ended June 30, 2021.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2022	2021
United States	$4,871	$4,767
EMEA	58	42
Asia Pacific	3	5
Total	$4,932	$4,814

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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $14.0 million, with a gross margin of 74.7% and a net loss of $14.6 million, for the three months ended June 30, 2022 compared to revenue of $12.2 million, with a gross margin of 74.0% and a net loss of $13.0 million, for the three months ended June 30, 2021. For the six months ended June 30, 2022, we generated revenue of $24.7 million, with a gross margin of 74.9% and a net loss of $30.5 million, compared to revenue of $21.4 million, with a gross margin of 72.9% and a net loss of $25.5 million, for the six months ended June 30, 2021. As of June 30, 2022, we had an accumulated deficit of $321.9 million, cash, cash equivalents and marketable securities of $166.8 million, and $17.4 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
While we saw some level of recovery in procedure volumes in our U.S. and larger international markets in the second quarter of 2022, our smaller international markets were hampered by a slower recovery, including continued lockdowns in China. We are encouraged for the longer term, and we believe the following key indicators are contributing to the stabilization of our business:
•continued opening of new accounts;
•strong physician participation in trainings;

•a strong patient pipeline evidenced by StratX report activity, patient calls into hospitals inquiring about our procedure, and patient calls to our reimbursement support service; and
•a resumption of elective procedures at hospitals and centers.
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
•ensuring that our manufacturing and supply chain operations remain intact and operational, and building up our inventory;
•keeping our workforce intact and continuing to build our team;
•continuing to focus on new account openings and resuming physician training programs;
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
The extent of the impact of COVID-19, including the macroeconomic conditions, on our future operational and financial performance will depend on certain developments, which are highly uncertain and cannot be predicted, including impact on employees, clinical trials and procedure volumes, new information which may emerge concerning the severity and spread of COVID-19 and variant strains, governmental and societal response to contain and treat COVID-19 and variant strains, and the availability and distribution of vaccines and public acceptance of vaccines, among others.
For additional information about risks, uncertainties and potential impacts related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, please refer to Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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
Components of Our Results of Operations
Revenue
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the three and six months ended June 30, 2022 and June 30, 2021.
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
Research and Development Expenses
Our research and development activities primarily consist of engineering and research programs associated with our products under development and improvements to our existing products. Research and development expenses include payroll and personnel-related costs for our research and development employees, including expenses related to stock-based compensation, for employees engaged in research and development, consulting services, clinical trial expenses, regulatory expenses, prototyping, testing, laboratory supplies, and an allocation of facility overhead costs. Our clinical trial expenses include costs associated with clinical trial design, clinical trial site development and study costs, data management costs, related travel expenses, the cost of products used for clinical activities, and internal and external costs associated with our regulatory compliance. We expense research and development costs as they are incurred. We expect our research and development expenses, including related stock-based compensation expense, to increase in absolute dollars as we hire additional personnel to develop new product offerings and product enhancements.
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

Results of Operations:
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the period indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$13,950	$12,203	$1,747	14.3%
Costs of goods sold	3,532	3,174	358	11.3%
Gross profit	10,418	9,029	1,389	15.4%
Operating expenses:
Research and development	3,594	3,506	88	2.5%
Selling, general and administrative	21,235	18,205	3,030	16.6%
Total operating expenses	24,829	21,711	3,118	14.4%
Loss from operations	(14,411)	(12,682)	(1,729)	13.6%
Interest income	199	102	97	95.1%
Interest expense	(223)	(206)	(17)	8.3%
Other income (expense), net	(165)	(96)	(69)	71.9%
Net loss before tax	(14,600)	(12,882)	(1,718)	13.3%
Income tax expense	40	80	(40)	(50.0)%
Net loss	$(14,640)	$(12,962)	$(1,678)	12.9%
Revenue
Revenue increased by $1.7 million, or 14.3%, to $14.0 million during the three months ended June 30, 2022, compared to $12.2 million during the three months ended June 30, 2021. The sale of products in the United States increased by $2.0 million to $8.6 million during the three months ended June 30, 2022, compared to $6.6 million for the three months ended June 30, 2021. The sale of products in international markets decreased by $0.3 million to $5.3 million during the three months ended June 30, 2022, compared to $5.6 million for the three months ended June 30, 2021. The increase in U.S. revenue reflects continued growth of Zephyr Valve procedure volumes, while the decrease in international revenue reflects the impact of foreign currency exchange rates.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.4 million, or 11.3%, to $3.5 million during the three months ended June 30, 2022, compared to $3.2 million during the three months ended June 30, 2021. Gross margin was 74.7% during the six months ended June 30, 2022 and 74.0% during the six months ended June 30, 2021. The increase was primarily due to improved production efficiencies.
Research and Development Expenses
Research and development expenses increased by $0.1 million, or 2.5%, to $3.6 million during the three months ended June 30, 2022, compared to $3.5 million during the three months ended June 30, 2021. The increase in research and development expense was primarily due to increases of $0.4 million in personnel related expenses including stock-based compensation as we invested in research and development activities, $0.1 million in testing expenses, and $0.1 million in facilities and other expenses, offset by decreases of $0.5 million in costs associated with our clinical trials, including fees paid to contract research organizations (“CROs”).

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.0 million, or 16.6%, to $21.2 million during the three months ended June 30, 2022, compared to $18.2 million during the three months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily due to $2.0 million of payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, an increase of $0.7 million in advertising expenses, $0.2 million in software implementation related expenses, an increase of $0.3 million in global travel and conference related expenses, and an increase of $0.1 million in facility related expenses. These increases were offset by a decrease of $0.3 million in consulting and other expenses.
Interest Expense and Income
Interest expense of $0.2 million was flat during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to constant outstanding debt principal. Interest income increased by $0.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase in interest income as a result of higher returns on cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), decreased by $0.1 million to ($0.2) million during the three months ended June 30, 2022, compared to $(0.1) million during the three months ended June 30, 2021, primarily due to foreign currency exchange losses.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the period indicated:

	Six months ended
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$24,735	$21,447	$3,288	15.3%
Costs of goods sold	6,206	5,807	399	6.9%
Gross profit	18,529	15,640	2,889	18.5%
Operating expenses:
Research and development	7,128	6,540	588	9.0%
Selling, general and administrative	41,480	34,276	7,204	21.0%
Total operating expenses	48,608	40,816	7,792	19.1%
Loss from operations	(30,079)	(25,176)	(4,903)	19.5%
Interest income	304	207	97	46.9%
Interest expense	(421)	(423)	2	(0.5)%
Other income (expense), net	(165)	65	(230)	(353.8)%
Net loss before tax	(30,361)	(25,327)	(5,034)	19.9%
Income tax expense	107	147	(40)	(27.2)%
Net loss	$(30,468)	$(25,474)	$(4,994)	19.6%
Revenue
Revenue increased by $3.3 million, or 15.3%, to $24.7 million during the six months ended June 30, 2022, compared to $21.4 million during the six months ended June 30, 2021. The sale of products in the United States increased by $3.8 million to $14.6 million during the six months ended June 30, 2022, compared to $10.8 million for the six months ended June 30, 2021. The sale of products in international markets decreased by $0.5 million to $10.1 million during the six months ended June 30, 2022, compared to $10.6 million for the six months ended June 30, 2021. The increase in U.S. revenue reflects continued growth of Zephyr Valve procedure volumes, while the decrease in international revenue reflects the impact of foreign currency exchange rates.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.4 million, or 6.9%, to $6.2 million during the six months ended June 30, 2022, compared to $5.8 million during the six months ended June 30, 2021. Gross margin was 74.9% during the six months ended June 30, 2022 and 72.9% during the six months ended June 30, 2021. The increase was primarily due to improved production efficiencies.
Research and Development Expenses
Research and development expenses increased by $0.6 million, or 9.0%, to $7.1 million during the six months ended June 30, 2022, compared to $6.5 million during the six months ended June 30, 2021. The increase in research and development expense was primarily due to increases of $0.7 million in personnel related expenses including stock-based compensation as we invested in research and development activities and $0.4 million in testing and facilities related expenses, offset by decreases of $0.5 million in costs associated with our clinical trials, including fees paid to CROs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $7.2 million, or 21.0%, to $41.5 million during the six months ended June 30, 2022, compared to $34.3 million during the six months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily due to $4.9 million of payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, an increase of $1.4 million in advertising expenses, $0.4 million in software implementation related expenses, an increase of $0.7 million in global travel and conference related expenses, and an increase of $0.3 million in facility related expenses. These increases were offset by a decrease of $0.5 million in consulting and other expenses.
Interest Expense and Income
Interest expense of $0.4 million was flat during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to constant outstanding debt principal. Interest income increased by $0.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in interest income as a result of higher returns on cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net decreased by $0.2 million to ($0.2) million during the six months ended June 30, 2022, compared to less than $0.1 million during the six months ended June 30, 2021, primarily due to foreign currency exchange losses.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $166.8 million, an accumulated deficit of $321.9 million, and $17.4 million outstanding under the CIBC Loan and Credit Agreement, net of debt discount and debt issuance costs.

CIBC Loan
On February 20, 2020, we executed a Loan and Security Agreement with Canadian Imperial Bank of Commerce (“CIBC”), which we subsequently amended on April 17, 2020, December 28, 2020, March 29, 2021, and October 21, 2021 (as amended, the “CIBC Agreement”). The CIBC Agreement provided us with the ability to borrow up to $32.0 million in debt financing consisting of $17.0 million advanced at the closing of the agreement (“Tranche A”), with the option to draw up to an additional $8.0 million (“Tranche B”) on or before February 20, 2022 and an additional $7.0 million (“Tranche C”) on or before February 20, 2022. Neither Tranche B nor Tranche C was drawn before the expiration date.
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
We paid $0.4 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method. During the three months ended June 30, 2022 and 2021, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.2 million and $0.2 million during the three months ended June 30, 2022 and 2021, respectively. Interest expense on the CIBC Loan amounted $0.4 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement bears no interest and will be repaid within 60 months after receipt of funds, in twelve equal installments, paid semi-annually, beginning in March of 2022. As of June 30, 2022, Pulmonx International Sàrl paid less than $0.1 million to the lender.

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(24,590)	$(22,362)
Investing activities	(3,542)	(13,717)
Financing activities	1,446	3,306
Effect of exchange rate changes on cash and cash equivalents	153	(85)
Net increase (decrease) increase in cash and cash equivalents	$(26,533)	$(32,858)
Cash Flows from Operating Activities
Net cash used in operating activities was $24.6 million for the six months ended June 30, 2022. Cash used in operating activities was primarily a result of the net loss of $30.5 million, an increase in inventory of $3.0 million due to continued production to build inventory to meet projected increase in sales, an increase in accounts receivable of $1.1 million, a decrease in accrued liabilities of $1.3 million, a decrease in lease liabilities of $0.7 million due to lease payments, and a decrease in income taxes payable of $0.1 million, partially offset by an increase in accounts payable of $1.1 million due to timing of payments to our vendors, and a decrease in prepaid expenses and other current assets of $1.1 million, stock-based compensation expense of $7.9 million, non-cash lease expense of $1.2 million, write-down of inventory of $0.1 million and depreciation and amortization expense of $0.7 million.
Net cash used in operating activities was $22.4 million for the six months ended June 30, 2021. Cash used in operating activities was primarily a result of the net loss of $25.5 million, an increase in inventory of $3.1 million due to continued production to build inventory to meet projected increase in sales, an increase in accounts receivable of $2.7 million, a decrease in income taxes payable of $0.1 million, and a decrease in lease liabilities of $1.1 million due to lease payments partially offset by an increase in accrued liabilities of $2.9 million and an increase in accounts payable of $0.3 million due to timing of payments to our vendors, and a decrease in prepaid expenses and other current assets of $0.2 million, stock-based compensation expense of $4.6 million, non-cash lease expense of $1.1 million, write-down of inventory of $0.7 million and depreciation and amortization expense of $0.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities in the six months ended June 30, 2022 was $3.5 million consisting of purchases of marketable securities of $21.9 million and purchases of property and equipment of $0.9 million partially offset by proceeds from maturities of marketable securities of $19.3 million.
Net cash used in investing activities in the six months ended June 30, 2021 was $13.7 million consisting of purchases of marketable securities of $15.3 million and purchases of property and equipment of $0.9 million partially offset by proceeds from maturities of marketable securities of $2.5 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2022 of $1.4 million primarily relates to proceeds from the exercise of stock options of $0.4 million and proceeds from issuance of common stock under the employee stock purchase plan of $1.1 million, offset by repayment of Credit Agreement of less than $0.1 million.

Net cash provided by financing activities in the six months ended June 30, 2021 of $3.3 million primarily relates to proceeds from the exercise of stock options of $1.4 million and proceeds from issuance of common stock under the employee stock purchase plan of $2.0 million.
Material Cash Requirements
Our net cash operating expenditures were $24.6 million in the six months ended June 30, 2022 and $22.4 million in the six months ended June 30, 2021, and we intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $0.9 million in the six months ended June 30, 2022 and $0.9 million in the six months ended June 30, 2021, respectively, and we expect to maintain the level of expenditures in the future in support of our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $9.1 million as of June 30, 2022, with $3.4 million expected to be paid within the next 12 months, and amounts related to future long-term debt which total $18.7 million, with $3.6 million expected to be paid within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $166.8 million. Based on our current planned operations, we expect that our cash and cash equivalents will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the six months ended June 30, 2022. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 15, 2021, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 15, 2021.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash, cash equivalents and marketable securities of $166.8 million as of June 30, 2022, which consist of cash, money market funds, U.S. government agency bonds, corporate bonds and commercial paper. We held cash in foreign banks of approximately $3.5 million at June 30, 2022 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $16.9 million under the CIBC Agreement with an interest rate of 4.71% as of June 30, 2022. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 40.9% and 49.4% of our total revenue for the six months ended June 30, 2022 and 2021, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the six months ended June 30, 2022 by approximately $1.0 million and $0.8 million, respectively, with a net impact of $0.2 million on our net income. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the six months ended June 30, 2021 by approximately $1.1 million and $0.7 million, respectively, with a net impact of $0.4 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
Inflation Risk
In recent months, inflation has continued to increase significantly in the U.S. and overseas resulting in rising transportation, wages, and other costs. Inflation may generally affect us by increasing our cost of labor, commercial support, manufacturing and clinical trial expenditures. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenues. Our inability or failure to do so could harm our business, financial condition, and results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2022.
Material Weakness

We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2021 which remains unremediated as of June 30, 2022. We determined a material weakness existed relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures. Although these control weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, our management has concluded that these control weaknesses constitute a material weakness.
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
Changes in Internal Controls
Except for the identification of the material weakness and remediations activities described above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We have incurred net losses since our inception. For the six months ended June 30, 2022 and June 30, 2021, we had net losses of $30.5 million and $25.5 million, respectively, and we expect to continue to incur additional losses. As of June 30, 2022, we had an accumulated deficit of $321.9 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the six months ended June 30, 2022 and 2021 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
The COVID-19 pandemic has had a material adverse impact on our business, financial condition and results of operations, and may continue to impact us in the future.*
The COVID-19 pandemic has had a material adverse impact on our business, financial condition and results of operations by decreasing and delaying procedures performed using our products, and the pandemic may continue to adversely impact our business, financial condition and results of operations in the future. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our products have been substantially impacted as healthcare organizations across the globe have prioritized the treatment of patients with COVID-19 or have altered their operations to respond to the pandemic. For example, in the U.S., governmental authorities recommended, and, in certain cases, required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. As a result, the COVID-19 pandemic has adversely impacted the number of procedures using the Zephyr Valve as hospitals have had to focus on COVID-19 and as patients generally sought to postpone healthcare visits and treatments. The COVID-19 pandemic and related governmental and societal responses to mitigate its impact have caused, and may in the future cause, decreased demand for procedures using our products, a global slowdown of economic activity, volatility and disruption of financial markets, supply chain disruptions, and changes in behavior of healthcare organizations.

In the second quarter of 2022, procedure volumes in our U.S. and larger international markets benefited from a recovery in procedure volumes following the winter COVID-19 surge. Procedure volumes in our smaller international markets were hampered by a slower recovery, including continued lockdowns in China. We may continue to see regional variations in procedure volumes in our U.S. and international markets from the COVID-19 pandemic and its variants.
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
The severity, magnitude and duration of the COVID-19 pandemic, the public health responses and its economic consequences, as well as the efficacy, availability and distribution of vaccines, remain uncertain, rapidly changing and difficult to predict. The pandemic’s impact on our financial condition and results of operations performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, also remains uncertain and difficult to predict. To the extent the pandemic continues to disrupt economic activity globally, it could adversely affect our ability to access capital, which could in the future negatively affect our liquidity. In addition, depressed economic activity resulting from the COVID-19 pandemic has had, and could in the future have, a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. For example, economic market disruptions have resulted, and may in the future result, in significant job losses and reductions in disposable income. If patients are unable to obtain or maintain health insurance policies, it may significantly impact their ability to pay for the procedures utilizing our products, further negatively impacting our business, financial condition and results of operations.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of June 30, 2022, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, and BCBS Michigan have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
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
In February 2020, we executed a Loan and Security Agreement (the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), which provided us with the ability to borrow up to $32.0 million in debt financing. As of June 30, 2022, we have borrowed $17.0 million under the CIBC Agreement. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of June 30, 2022, we had $166.8 million in cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $321.9 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities, together with available borrowings under the CIBC Agreement, will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Sales in markets outside of the United States accounted for approximately 40.9% and 49.4% of our revenue for the six months ended June 30, 2022 and June 30, 2021, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
In addition, a significant outbreak of another contagious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products and impact our business, financial condition and results of operations.
If one or more of these risks are realized, it will negatively affect our business, financial condition and results of operations.
If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.*
In the ordinary course of business, we or the third parties upon whom we rely, may collect, store, transmit or otherwise process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information and personal data). For example, we may fail to remove all PHI from CT scan data on the StratX Platform.
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
Although we are in the process of implementing policies and procedures designed to ensure compliance with applicable data privacy and information security laws and regulations and we take measures to protect sensitive information from unauthorized access or disclosure, our IT and infrastructure, and other third parties, including technology partners and providers, may be vulnerable to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. In addition to traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon whom we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems, operations and supply chain.
Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.
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
If we or our third-party service providers experience, or are perceived to have experienced, material security incidents, it may result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; or orders to destroy or not use personal data. Applicable data privacy and information security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. Security incidents could also result in indemnity obligations, negative publicity and financial loss.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, such as the global financial crisis of 2008, could result in a variety of risks to our business, including weakened demand for our solution, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, including due to the impact of the COVID-19 pandemic or inflationary pressures, could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing will negatively affect our business, financial condition and results of operations and we cannot anticipate all of the ways in which the economic climate and financial market conditions could negatively affect our business, financial condition and results of operations.
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
In addition to changes to the regulatory environment in the United States, there have been changes to the regulatory environment in certain foreign jurisdiction in which we operate. For example, the Medical Devices Regulation became applicable in 2021. These modifications may have an effect on the way we conduct our business in the EEA. Additional regulatory changes may negatively affect our business, financial condition and results of operations.
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
•the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as Medicare and Medicaid;
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
Healthcare reform measures could hinder or prevent the commercial success of our solutions.*
In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that will harm our future revenues and profitability and the demand for our solutions. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products. For example, the Affordable Care Act contains a number of provisions that continue to impact the healthcare industry.
There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. In addition, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future, including congressional legislation to modify or replace the Affordable Care Act or elements of the Affordable Care Act. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business, financial condition and results of operations.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2031 unless additional congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
We are subject to stringent and changing obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; and other adverse business impacts.*
In the ordinary course of business, we or the third parties upon whom we rely, may collect, store, transmit or otherwise process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information and personal data).
We are subject to diverse laws and regulations relating to data privacy and information security. Our data processing activities may also subject us to numerous other data privacy and information security obligations, such as external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards by which we are legally or contractually bound to comply.
New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, in June 2018, the State of California enacted the CCPA, which went into effect on January 1, 2020 and requires companies that process personal data on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allow consumers to opt out of certain data sharing with third parties. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Moreover, although the CCPA includes limited exceptions from its prescriptions, including exceptions for personal health information collected by covered entities or business associates subject to HIPAA, among others, the CCPA may regulate or impact our processing of personal data depending on the context. In addition, it is anticipated that the CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. The CPRA may require additional compliance investment and potential business process changes in the meantime. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any data privacy and information security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive data, such as personal data, confidential patient or consumer information, whether by us, one of our business associates or another third-party, could negatively affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.

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
Certain jurisdictions have enacted data localization laws and cross-border personal data transfers laws. For example, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Notably, these requirements will regulate the transfer of personal data from our clinical trial sites located in the EEA to jurisdictions outside of the EEA. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, the SCCs are a valid mechanism to transfer personal data outside of the EEA. The SCCs, however, require parties that rely upon that legal mechanism to comply with additional obligations such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe, which could limit our ability to conduct clinical trial activities in Europe. In addition, laws in Switzerland similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business.
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
Most healthcare providers, including hospitals from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient reimbursement support programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal data, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the European Union Data Protection Directive and legislation of the European Union member states implementing it.
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
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile and the value of our common stock may decline.*
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
•general economic, regulatory, and market conditions, including inflation, rising interest rates, economic recessions or economic slowdowns;
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
As of June 30, 2022, we had outstanding 37,266,030 shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.
Further, as of June 30, 2022, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file on our behalf or for other stockholders.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own approximately 56.4% of our outstanding common stock as of June 30, 2022. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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

We are currently a “smaller reporting company” and our compliance with the scaled reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.*
We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. As a result, we may take advantage of certain scaled disclosures available to smaller reporting companies, and we may take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
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
We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2021, which remains unremediated as of June 30, 2022. We determined a material weakness existed relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures. Although these control weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, our management has concluded that these control weaknesses constitute a material weakness.
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
There were no sales of unregistered securities during the six months ended June 30, 2022.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on the 8th day of August, 2022.

PULMONX CORPORATION

By:	/s/Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

By:	/s/Derrick Sung
Derrick Sung, Ph.D.
Chief Financial Officer