Form 10-Q
period 2022-09-30
Pulmonx Corp
filed 2022-11-08
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 28, 2022 there were 37,409,199 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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
ii

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$112,402	$148,480
Restricted cash	231	231
Short-term marketable securities	44,497	31,561
Accounts receivable, net	7,221	6,562
Inventory	15,568	16,285
Prepaid expenses and other current assets	3,192	4,883
Total current assets	183,111	208,002
Long-term marketable securities	—	10,941
Long-term inventory	4,559	—
Property and equipment, net	4,922	4,814
Goodwill	2,333	2,333
Intangible assets, net	185	277
Right of use assets	6,406	8,075
Other long-term assets	687	731
Total assets	$202,203	$235,173

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,648	$1,582
Accrued liabilities	10,744	13,366
Income taxes payable	—	147
Deferred revenue	106	163
Short-term debt	5,043	91
Current lease liabilities	3,145	2,201
Total current liabilities	21,686	17,550
Deferred tax liability	51	37
Long-term lease liabilities	4,644	6,844
Long-term debt	12,340	17,324
Other long-term liabilities	—	179
Total liabilities	38,721	41,934
Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 37,408,028 shares issued and outstanding as of September 30, 2022 and 36,931,762 shares issued and outstanding as of December 31, 2021	37	37
Additional paid-in capital	498,083	482,885
Accumulated other comprehensive income	1,397	1,712
Accumulated deficit	(336,035)	(291,395)
Total stockholders’ equity	163,482	193,239
Total liabilities and stockholders’ equity	$202,203	$235,173
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$13,502	$13,261	$38,237	$34,708
Cost of goods sold	3,350	3,522	9,556	9,329
Gross profit	10,152	9,739	28,681	25,379
Operating expenses
Research and development	4,366	2,815	11,494	9,355
Selling, general and administrative	19,717	16,686	61,197	50,962
Total operating expenses	24,083	19,501	72,691	60,317
Loss from operations	(13,931)	(9,762)	(44,010)	(34,938)
Interest income	477	99	781	306
Interest expense	(286)	(207)	(707)	(630)
Other income (expense), net	(432)	(267)	(597)	(202)
Net loss before tax	(14,172)	(10,137)	(44,533)	(35,464)
Income tax expense	—	44	107	191
Net loss	(14,172)	(10,181)	(44,640)	(35,655)
Other comprehensive income
Currency translation adjustment	119	65	101	(141)
Change in unrealized loss on marketable securities	(79)	—	(416)	—
Total other comprehensive income (loss)	40	65	(315)	(141)
Comprehensive loss	$(14,132)	$(10,116)	$(44,955)	$(35,796)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.28)	$(1.21)	$(0.99)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,190,352	36,449,399	37,001,136	35,958,217
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2022	36,931,762	$37	$482,885	$1,712	$(291,395)	$193,239
Issuance of common stock upon vesting of restricted stock units	21,392	—	—	—	—	—
Issuance of common stock upon exercise of stock options	99,265	—	221	—	—	221
Issuance of shares pursuant to Employee Stock Purchase Plan	46,002	—	1,108	—	—	1,108
Change in shares subject to repurchase	—	—	59	—	—	59
Stock-based compensation expense	—	—	3,615	—	—	3,615
Currency translation adjustment	—	—	—	(24)	—	(24)
Change in unrealized losses on marketable securities	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(15,828)	(15,828)
Balances at March 31, 2022	37,098,421	37	487,888	1,443	(307,223)	182,145
Issuance of common stock upon vesting of restricted stock units	93,988	—	—	—	—	—
Issuance of common stock upon exercise of stock options	73,621	—	151	—	—	151
Change in shares subject to repurchase	—	—	58	—	—	58
Stock-based compensation expense	—	—	4,554	—	—	4,554
Currency translation adjustment	—	—	—	6	—	6
Change in unrealized losses on marketable securities	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	(14,640)	(14,640)
Balances at June 30, 2022	37,266,030	37	492,651	1,357	(321,863)	172,182
Issuance of common stock upon vesting of restricted stock units	68,387	—	—	—	—	—
Issuance of common stock upon exercise of stock options	29,947	—	72	—	—	72
Issuance of shares pursuant to Employee Stock Purchase Plan	43,664	—	834	—	—	834
Change in shares subject to repurchase	—	—	58	—	—	58
Stock-based compensation expense	—	—	4,468	—	—	4,468
Currency translation adjustment	—	—	—	119	—	119
Change in unrealized losses on marketable securities	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	(14,172)	(14,172)
Balances at September 30, 2022	37,408,028	$37	$498,083	$1,397	$(336,035)	$163,482

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at January 1, 2021	35,693,753	$36	$467,147	$1,685	$(242,734)	$226,134
Issuance of common stock upon exercise of stock options	122,856	—	273	—	—	273
Repurchase of early exercised common stock options	(12,945)	—	—	—	—	—
Change in shares subject to repurchase	—	—	66	—	—	66
Stock-based compensation expense	—	—	2,462	—	—	2,462
Currency translation adjustment	—	—	—	(272)	—	(272)
Change in unrealized losses on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(12,512)	(12,512)
Balances at March 31, 2021	35,803,664	36	469,948	1,410	(255,246)	216,148
Issuance of common stock upon exercise of stock options	653,609	—	1,133	—	—	1,133
Issuance of shares pursuant to Employee Stock Purchase Plan	123,344	—	1,992	—	—	1,992
Change in shares subject to repurchase	—	—	12	—	—	12
Stock-based compensation expense	—	—	2,476	—	—	2,476
Currency translation adjustment	—	—	—	66	—	66
Change in unrealized (losses) gains on marketable securities	—	—	—	3	—	3
Net loss	—	—	—	—	(12,962)	(12,962)
Balances at June 30, 2021	36,580,617	36	475,561	1,479	(268,208)	208,868
Issuance of common stock upon vesting of restricted stock units	20,831	—	—	—	—	—
Issuance of common stock upon exercise of stock options	197,824	1	315	—	—	316
Issuance of shares pursuant to Employee Stock Purchase Plan	21,135	—	660	—	—	660
Change in shares subject to repurchase	—	—	64	—	—	64
Stock-based compensation expense	—	—	3,036	—	—	3,036
Currency translation adjustment	—	—	—	65	—	65
Net loss	—	—	—	—	(10,181)	(10,181)
Balances at September 30, 2021	36,820,407	$37	$479,636	$1,544	$(278,389)	$202,828
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(44,640)	$(35,655)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	12,198	7,518
Loss on disposal of fixed assets	7	—
Allowance for doubtful accounts	65	(1)
Inventory write-downs	315	972
Depreciation and amortization expense	1,127	493
Amortization of debt discount and debt issuance costs	46	89
Amortization of premiums and discounts on short-term marketable securities	(56)	37
Non-cash lease expense	1,859	1,766
Net changes in operating assets and liabilities:
Accounts receivable	(906)	(2,819)
Inventory	(4,174)	(5,006)
Prepaid expenses and other current assets	1,798	(2,399)
Other assets	—	(32)
Accounts payable	1,077	2,904
Accrued liabilities	(2,236)	3,291
Income taxes payable	(258)	(87)
Lease liabilities	(1,447)	(1,849)
Deferred tax liability	—	11
Deferred revenue	(52)	90
Net cash used in operating activities	(35,277)	(30,677)
Cash flows from investing activities
Purchases of investments	(36,886)	(21,608)
Maturities of short-term marketable securities	34,530	7,000
Purchases of property and equipment	(1,142)	(2,523)
Net cash used in investing activities	(3,498)	(17,131)
Cash flows from financing activities
Repayment of Credit Agreement	(44)	—
Debt issuance cost	—	(41)
Proceeds from exercise of common stock options	454	1,721
Proceeds from issuance of common stock under the employee stock purchase plan	1,942	2,652
Payments for repurchase of early exercised common stock options	—	(26)
Net cash provided by financing activities	2,352	4,306
Effect of exchange rate changes on cash and cash equivalents	345	16
Net decrease in cash and cash equivalents	(36,078)	(43,486)
Cash, cash equivalents and restricted cash, at beginning of the period	148,711	231,792
Cash, cash equivalents and restricted cash, at end of the period	$112,633	$188,306
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$112,402	$188,075
Restricted cash	231	231
Cash, cash equivalents and restricted cash in consolidated balance sheets	$112,633	$188,306

Supplemental non-cash items:
Lapse in repurchase rights of common stock	$175	$142
Purchases of property and equipment in accounts payable	$500	$1,065
Amount receivable from exercise of common stock options	$1	$—
Operating lease right of use assets obtained in exchange for new lease liabilities	$191	$1,265
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$337	$283
Cash paid for interest	$628	$602
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $336.0 million as of September 30, 2022. During the nine months ended September 30, 2022 and September 30, 2021, the Company used $35.3 million and $30.7 million of cash in its operating activities, respectively. As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $156.9 million. Historically, the Company’s activities have been financed through the sale of equity securities, debt financing arrangements and sales of its products.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has delayed clinical trials and the U.S. Food and Drug Administration operations and adversely impacted the number of procedures performed using our products. As a result, the COVID-19 pandemic and the measures taken by many countries in response have materially adversely affected, and could in the future materially adversely affect, our business, financial condition and results of operations, as well as the price of our common stock, from a decrease and delay of procedures involving our products.
While the Company has seen a recovery in procedure volumes in the U.S. and some international markets, other international markets continue to be hampered by a slower recovery. The Company may continue to see regional variations in procedure volumes in the U.S. and international markets due to the COVID-19 pandemic and its variants.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2022 and condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 and condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021 have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
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
Significant estimates and assumptions include reserves and write-downs related to inventories, the recoverability of long term assets, stock-based compensation, intangible assets, goodwill, debt and related features, deferred tax assets and related valuation allowances and impact of contingencies.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates their fair value. The fair value of marketable debt securities is estimated using Level 1 and Level 2 inputs (Note 4).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of September 30, 2022 and December 31, 2021, the Company also had cash on deposit with foreign banks of approximately $3.5 million and $4.6 million, respectively, that was not federally insured.
The Company earns revenue from the sale of its products to distributors and other customers such as hospitals. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the nine months ended September 30, 2022 and 2021. The Company’s accounts receivable are derived from revenue earned from customers and distributors. The Company performs ongoing credit evaluations of its customers’ and distributors’ financial condition and generally requires no collateral from its customers and distributors. At September 30, 2022 and December 31, 2021, no customer or distributor accounted for more than 10% of accounts receivable. During the three and nine months ended September 30, 2022 and September 30, 2021, no customer or distributor accounted for more than 10% of revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.
Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiary in Italy is the Euro. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy and Hong Kong operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and was $0.1 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and $(0.1) million during the nine months ended September 30, 2022 and 2021, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and was $(0.4) million and $(0.3) million during the three months ended September 30, 2022 and 2021, respectively, and $(0.6) million and $(0.2) million during the nine months ended September 30, 2022 and 2021, respectively.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
The Company reviews it inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as long-term inventory.
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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,849	$—	$—	$2,849
Commercial paper	—	2,245	—	2,245
Cash equivalents	2,849	2,245	—	5,094
U.S. Government agency bonds	18,665	9,148	—	27,813
Commercial paper	—	16,684	—	16,684
Marketable securities	18,665	25,832	—	44,497
Total financial assets	$21,514	$28,077	$—	$49,591
There were no liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2022.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$831	$—	$—	$831
Commercial paper	—	2,000	—	2,000
Corporate bonds	—	4,410	—	4,410
Cash equivalents	831	6,410	—	7,241
U.S. Government agency bonds	14,977	5,504	—	20,481
Commercial paper	—	19,107	—	19,107
Corporate bonds	—	2,914	—	2,914
Marketable securities	14,977	27,525	—	42,502
Total financial assets	$15,808	$33,935	$—	$49,743
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2021.
The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$28,207	$(394)	—	$27,813
Commercial paper	16,731	(47)	—	16,684
Marketable securities	$44,938	$(441)	$—	$44,497
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				44,497
Long-term marketable securities				—
Marketable securities				$44,497

	December 31, 2021
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$20,509	$(28)	$—	$20,481
Corporate bonds	2,915	(1)	—	2,914
Commercial paper	19,102	—	5	19,107
Marketable securities	$42,526	$(29)	$5	$42,502
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				31,561
Long-term marketable securities				10,941
Marketable securities				$42,502
Accrued interest receivable on marketable securities of $0.1 million and less than $0.1 million as of September 30, 2022 and December 31, 2021, respectively, is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Cash	$107,308	$141,239
Cash equivalents:
Money market funds	2,849	831
Commercial paper	2,245	2,000
Corporate bonds	—	4,410
Total cash and cash equivalents	$112,402	$148,480
Inventory
Inventory consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$3,782	$3,738
Work in process	550	518
Finished goods	15,795	12,029
Total inventory	$20,127	$16,285
Reported as:
Inventory	$15,568	$16,285
Long-term inventory	4,559	—
Total inventory	$20,127	$16,285
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid expenses	$2,497	$1,869
Prepaid insurance	114	2,305
VAT and other receivable	398	362
Other current assets	183	347
Total prepaid expenses and other current assets	$3,192	$4,883
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of September 30, 2022, the Company has capitalized approximately $0.7 million in implementation costs, net of amortization. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three years. As of September 30, 2022, approximately $0.4 million and $0.3 million capitalized costs were included in prepaid expenses and other current assets, and other long-term assets, respectively. Amortization expense, which was included in selling, general and administrative expenses, was $0.1 million and $0.1 million for the three and nine months ended September 30, 2022.
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Machinery and equipment	$2,017	$1,635
Computer equipment and software	1,741	1,561
Furniture and fixtures	262	252
Leasehold improvements	2,276	2,277
Construction in progress	1,827	1,332
Total	8,123	7,057
Less: accumulated depreciation	(3,201)	(2,243)
Property and equipment, net	$4,922	$4,814
Depreciation expense for the three months ended September 30, 2022 and September 30, 2021 was $0.3 million and $0.2 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and September 30, 2021 was $1.0 million and $0.4 million, respectively.
Goodwill
Goodwill was $2.3 million as of September 30, 2022 and December 31, 2021 arising from the Company’s acquisition of Emphasys Medical, Inc, in March 2009. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill in the nine months ended September 30, 2022 and 2021. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through September 30, 2022, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the nine months ended September 30, 2022.
Intangible Assets
Intangible assets consist of the following (in thousands):

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,492)	$166
Trademarks	191	(172)	19
Total intangible assets	$1,849	$(1,664)	$185

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,410)	$248
Trademarks	191	(162)	29
Total intangible assets	$1,849	$(1,572)	$277
Amortization expense relating to the intangibles totaled less than $0.1 million during each of the three months ended September 30, 2022 and September 30, 2021, respectively. Amortization expense relating to the intangibles totaled $0.1 million during each of the nine months ended September 30, 2022 and September 30, 2021, respectively.
Future amortization expense is as follows as of September 30, 2022 (in thousands):

2022 (remaining three months)	$31
2023	123
2024	31
Total amortization expense	$185
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued employee bonuses and commissions	$3,390	$4,741
Accrued vacation	1,941	1,850
Other accrued personnel related expenses	1,839	2,145
Accrued professional fees	2,081	2,420
Sales taxes, franchise tax and VAT	573	730
Liability for early exercise of stock options	224	399
Accrued inventory purchases	242	258
Other	454	823
Total accrued liabilities	$10,744	$13,366
6.    Long Term Debt
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
The financial covenants in the CIBC Agreement require that, when the cash and cash equivalents of the Company is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to or greater than the Adjusted EBITDA loss as defined in the CIBC Agreement for the four-month period ending on any date of determination. As of September 30, 2022, the Company was in compliance with all covenants contained in CIBC Agreement.
As of September 30, 2022 and September 30, 2021, the CIBC Loan had an annual effective interest rate of 7.89% and 4.78%, respectively, per year.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The CIBC Loan consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Term loan	$17,000	$17,000
Less: debt issuance costs	(85)	(131)
Term loan	$16,915	$16,869
Reported as:
Short-term debt	$4,958	$—
Long-term debt	11,957	16,869
Total term loan	$16,915	$16,869
The Company paid $0.4 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the three months ended September 30, 2022 and 2021, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.3 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively. Interest expense on the CIBC Loan amounted $0.7 million and $0.6 million during the nine months ended September 30, 2022 and 2021, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly-owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received $0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement bears no interest and is being repaid in twelve equal installments, paid semi-annually, beginning in March of 2022. As of September 30, 2022, Pulmonx International Sàrl paid less than $0.1 million to the lender.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Financing Obligations
As of September 30, 2022, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

2022 (remaining three months)	$354
2023	8,207
2024	9,022
2025	1,513
2026	85
2027	85
Total	19,266
Less: unamortized debt discount	(85)
Less: interest	(1,798)
Term loan and credit agreement	$17,383
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively. The deferred revenue as of December 31, 2020 was $0.1 million, which was recognized as revenue during the nine months ended September 30, 2021. The deferred revenue as of December 31, 2021 was $0.2 million, which was recognized as revenue during the nine months ended September 30, 2022.
The Company disaggregates its revenue by major geographic region, which has been disclosed in Note 12, “Segment Information.”
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
The Company has leases on nine vehicles with an average term of 2.9 years.
Operating lease cost consists of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating lease cost	$2,170	$2,117
Short-term lease cost	25	13
Variable lease cost	448	484
Total lease cost	$2,643	$2,614
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of September 30, 2022 (in thousands):

2022 (remaining three months)	$864
2023	3,500
2024	2,927
2025	1,028
Total minimum lease payments	8,319
Less: Amount of lease payments representing interest	530
Present value of future minimum lease payments	$7,789
Less: Current lease liabilities	3,145
Long-term lease liabilities	$4,644
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	September 30, 2022	December 31, 2021
Right of use asset	$6,406	$8,075
Weighted average remaining lease term (years)	2.28	3.17
Weighted average discount rate (percent)	5.9	6.0

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$1,822	$2,127
Right-of-use assets obtained in exchange for lease liabilities	$191	$1,265
Service Agreement
In April 2022, the Company entered into an agreement with a service provider which requires total minimum purchases of $0.6 million, $0.4 million, and $0.4 million over the next three years. From inception of the agreement through September 30, 2022, the Company recorded $0.4 million of expense for services related to this agreement in cost of goods sold.
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
9.    Income Taxes
The income tax expense for the three months ended September 30, 2022 and 2021 was $0 million and $0 million, respectively. The income tax expense for the nine months ended September 30, 2022 and 2021 was $0.1 million and $0.2 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, and non-recognition of US tax benefit because of a full valuation allowance against US deferred tax assets.
The income tax expense for the nine months ended September 30, 2022 and 2021 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
10.    Stockholders’ Equity
Common Stock
As of September 30, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	September 30,	December 31,
	2022	2021
Common stock options issued and outstanding	2,533,842	2,145,131
Common stock restricted stock units issued and outstanding	1,067,804	442,428
Common stock available for future grants	3,827,429	3,751,115
Common stock available for ESPP	1,212,109	932,458
Total	8,641,184	7,271,132

Stock Option Plan
A summary of stock option activity for the nine months ended September 30, 2022 is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2022	2,145,131	$13.44
Options granted	685,200	26.21
Options exercised	(202,833)	2.19
Options canceled	(93,656)	28.19
Balance, September 30, 2022	2,533,842	$17.25
The aggregate intrinsic value of options outstanding as of September 30, 2022 was $16.8 million.

	September 30, 2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	1,048,177	$12.54	7.11
Options vested and expected to vest	2,533,842	$17.25	7.96
Total intrinsic value of options vested as of September 30, 2022 was $9.4 million.
Early Exercise of Stock Options
Under the terms of the individual option grants, options are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options may be exercised prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the nine months ended September 30, 2022, the Company did not repurchase shares of common stock. During the nine months ended September 30, 2021, the Company repurchased 12,945 shares of common stock for less than $0.1 million. As of September 30, 2022 and December 31, 2021, 122,652 and 223,195 shares, respectively, were subject to repurchase, with an aggregate exercise price of $0.2 million and $0.4 million, respectively, and were recorded in other current liabilities.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	442,428	$42.36
Granted	921,040	24.46
Vested	(183,767)	36.06
Canceled	(111,897)	33.94
Unvested, September 30, 2022	1,067,804	$28.89
The aggregate intrinsic value of restricted stock units outstanding as of September 30, 2022 was $17.8 million.
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$160	$154	$496	$364
Research and development	676	336	1,653	942
Selling, general and administrative	3,466	2,448	10,049	6,212
Total	$4,302	$2,938	$12,198	$7,518
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options and restricted stock units	$4,168	$2,672	$11,689	$5,231
ESPP	134	266	509	2,287
Total	$4,302	$2,938	$12,198	$7,518
Stock-based compensation of $0.3 million and $0.2 million was capitalized into inventory for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation of $0.9 million and $0.8 million was capitalized into inventory for the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation capitalized in prior periods of $0.2 million and $0.2 million was recognized as cost of sales in the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation capitalized in prior periods of $0.5 million and $0.4 million was recognized as cost of sales in the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, there was $47.3 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.95 years. The total grant date fair value of shares vested during the three and nine months ended September 30, 2022 was $4.1 million and $11.5 million, respectively.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2022, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $0.2 million, which is expected to be recognized over a weighted-average period of 0.4 years.
11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders	$(14,172)	$(10,181)	$(44,640)	$(35,655)
Denominator
Weighted-average common stock outstanding	37,325,607	36,721,310	37,169,508	36,252,811
Less: weighted-average common shares subject to repurchase	(135,255)	(271,911)	(168,372)	(294,594)
Weighted-average common shares used to compute basic and diluted net loss per share	37,190,352	36,449,399	37,001,136	35,958,217
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.28)	$(1.21)	$(0.99)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of September 30,
	2022	2021
Options to purchase common stock	2,533,842	2,256,268
Unvested restricted stock units	1,067,804	433,688
Unvested early exercised common stock options	122,652	258,000
Shares committed under ESPP	11,587	9,897
Total	3,735,885	2,957,853

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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$8,402	$6,860	$23,031	$17,716
Europe, Middle-East and Africa (“EMEA”)	4,405	5,608	13,028	14,401
Asia Pacific	637	756	2,080	2,542
Other International	58	37	98	49
Total	$13,502	$13,261	$38,237	$34,708
Revenue from Germany and France represented 10% and 5%, respectively, of total revenue for the three months ended September 30, 2022. Revenue from Germany and France represented 16% and 9%, respectively, of total revenue for the three months ended September 30, 2021. Revenue from Germany and France represented 11% and 7%, respectively, of total revenue for the nine months ended September 30, 2022. Revenue from Germany and France represented 13% and 9%, respectively, of total revenue for the nine months ended September 30, 2021.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2022	2021
United States	$4,869	$4,767
EMEA	51	42
Asia Pacific	2	5
Total	$4,922	$4,814
13.     Subsequent Events
On October 31, 2022, the Company executed a Third Amendment to Amended and Restated Loan and Security Agreement (the “Third Amendment”) with CIBC, which amended certain provisions of the Company’s existing Amended and Restated Loan and Security Agreement, dated as of March 29, 2021 (as amended, restated, supplemented or otherwise modified prior to the date hereof, including by the Third Amendment, the “CIBC Loan Agreement”), by and among the Company, the other parties from time to time party thereto as Borrowers (as defined therein) and CIBC as Lender (as defined therein). Among other things, the Third Amendment extended the maturity date of the CIBC Loan Agreement from February 20, 2025 to October 31, 2027; provided a commitment for a new $20.0 million tranche of term loans that may be drawn at the Company’s option through October 31, 2023, subject to the satisfaction of certain conditions set forth in the CIBC Loan Agreement; and provided for a new interest only period of 24 months from the signing date of the Third Amendment, with the possibility of an additional extension of such interest only period of up to 12 months, subject to satisfaction of certain conditions set forth in the CIBC Loan Agreement.

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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $13.5 million, with a gross margin of 75.2% and a net loss of $14.2 million, for the three months ended September 30, 2022 compared to revenue of $13.3 million, with a gross margin of 73.4% and a net loss of $10.2 million, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we generated revenue of $38.2 million, with a gross margin of 75.0% and a net loss of $44.6 million, compared to revenue of $34.7 million, with a gross margin of 73.1% and a net loss of $35.7 million, for the nine months ended September 30, 2021. As of September 30, 2022, we had an accumulated deficit of $336.0 million, cash, cash equivalents and marketable securities of $156.9 million, and $17.4 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has delayed clinical trials and FDA operations and adversely impacted the number of procedures performed using our products. As a result, the COVID-19 pandemic and the measures taken by many countries in response have materially adversely affected, and could in the future materially adversely affect, our business, financial condition and results of operations, as well as the price of our common stock, from a decrease and delay of procedures involving our products.
While the Company has seen a recovery in procedure volumes in the U.S. and some international markets, other international markets continue to be hampered by a slower recovery. We are encouraged for the longer term, and we believe the following key indicators are contributing to the stabilization of our business:
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
Components of Our Results of Operations
Revenue
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the three and nine months ended September 30, 2022 and September 30, 2021.
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
Research and Development Expenses
Our research and development activities primarily consist of engineering and research programs associated with our products under development and improvements to our existing products. Research and development expenses include payroll and personnel-related costs for our research and development employees, including expenses related to stock-based compensation, for employees engaged in research and development, consulting services, clinical trial expenses, prototyping, testing, laboratory supplies, and an allocation of facility overhead costs. Our clinical trial expenses include costs associated with clinical trial design, clinical trial site development and study costs, data management costs, related travel expenses, and the cost of products used for clinical activities. We expense research and development costs as they are incurred. We expect our research and development expenses, including related stock-based compensation expense, to increase in absolute dollars as we hire additional personnel to develop new product offerings and product enhancements.
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
Results of Operations:
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the period indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$13,502	$13,261	$241	1.8%
Costs of goods sold	3,350	3,522	(172)	(4.9)%
Gross profit	10,152	9,739	413	4.2%
Operating expenses:
Research and development	4,366	2,815	1,551	55.1%
Selling, general and administrative	19,717	16,686	3,031	18.2%
Total operating expenses	24,083	19,501	4,582	23.5%
Loss from operations	(13,931)	(9,762)	(4,169)	42.7%
Interest income	477	99	378	381.8%
Interest expense	(286)	(207)	(79)	38.2%
Other income (expense), net	(432)	(267)	(165)	61.8%
Net loss before tax	(14,172)	(10,137)	(4,035)	39.8%
Income tax expense	—	44	(44)	(100.0)%
Net loss	$(14,172)	$(10,181)	$(3,991)	39.2%
Revenue
Revenue increased by $0.2 million, or 1.8%, to $13.5 million during the three months ended September 30, 2022, compared to $13.3 million during the three months ended September 30, 2021. The sale of products in the United States increased by $1.5 million to $8.4 million during the three months ended September 30, 2022, compared to $6.9 million for the three months ended September 30, 2021. The sale of products in international markets decreased by $1.3 million to $5.1 million during the three months ended September 30, 2022, compared to $6.4 million for the three months ended September 30, 2021. The increase in U.S. revenue reflects continued growth of Zephyr Valve procedure volumes in the United States, while the decrease in international revenue reflects lower international procedure volumes and the impact of foreign currency exchange rates.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased by $0.2 million, or 4.9%, to $3.3 million during the three months ended September 30, 2022, compared to $3.5 million during the three months ended September 30, 2021. Gross margin was 75.2% during the three months ended September 30, 2022 and 73.4% during the three months ended September 30, 2021. The increase was primarily due to improved production efficiencies in the three months ended September 30, 2022.
Research and Development Expenses
Research and development expenses increased by $1.6 million, or 55.1%, to $4.4 million during the three months ended September 30, 2022, compared to $2.8 million during the three months ended September 30, 2021. The increase in research and development expense was primarily due to increases of $0.7 million in personnel related expenses including stock-based compensation as we invested in research and development activities, $0.6 million in testing expenses, and $0.3 million in regulatory and other expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.0 million, or 18.2%, to $19.7 million during the three months ended September 30, 2022, compared to $16.7 million during the three months ended September 30, 2021. The increase in selling, general and administrative expenses was primarily due to $1.6 million of payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, an increase of $0.9 million in marketing expenses, an increase of $0.4 million in global travel and conference related expenses, and an increase of $0.3 million in software and facility related expenses. These increases were offset by a decrease of $0.2 million in consulting and other expenses.
Interest Expense and Income
Interest expense increased by $0.1 million to $0.3 million during the three months ended September 30, 2022 compared to $0.2 million for the three months ended September 30, 2021 due to constant outstanding debt principal and higher interest rates. Interest income increased by $0.4 million to $0.5 million for the three months ended September 30, 2022 compared to $0.1 million for the three months ended September 30, 2021, primarily due to an increase in interest income as a result of higher returns on cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net decreased by $0.2 million to ($0.4) million during the three months ended September 30, 2022, compared to $(0.3) million during the three months ended September 30, 2021, primarily due to foreign currency exchange losses.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the period indicated:

	Nine months ended
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$38,237	$34,708	$3,529	10.2%
Costs of goods sold	9,556	9,329	227	2.4%
Gross profit	28,681	25,379	3,302	13.0%
Operating expenses:
Research and development	11,494	9,355	2,139	22.9%
Selling, general and administrative	61,197	50,962	10,235	20.1%
Total operating expenses	72,691	60,317	12,374	20.5%
Loss from operations	(44,010)	(34,938)	(9,072)	26.0%
Interest income	781	306	475	155.2%
Interest expense	(707)	(630)	(77)	12.2%
Other income (expense), net	(597)	(202)	(395)	195.5%
Net loss before tax	(44,533)	(35,464)	(9,069)	25.6%
Income tax expense	107	191	(84)	(44.0)%
Net loss	$(44,640)	$(35,655)	$(8,985)	25.2%

Revenue
Revenue increased by $3.5 million, or 10.2%, to $38.2 million during the nine months ended September 30, 2022, compared to $34.7 million during the nine months ended September 30, 2021. The sale of products in the United States increased by $5.3 million to $23.0 million during the nine months ended September 30, 2022, compared to $17.7 million for the nine months ended September 30, 2021. The sale of products in international markets decreased by $1.8 million to $15.2 million during the nine months ended September 30, 2022, compared to $17.0 million for the nine months ended September 30, 2021. The increase in U.S. revenue reflects continued growth of Zephyr Valve procedure volumes in the United States, while the decrease in international revenue reflects lower international procedure volumes and the impact of foreign currency exchange rates.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.2 million, or 2.4%, to $9.6 million during the nine months ended September 30, 2022, compared to $9.3 million during the nine months ended September 30, 2021. Gross margin was 75.0% during the nine months ended September 30, 2022 and 73.1% during the nine months ended September 30, 2021. The increase was primarily due to improved production efficiencies and lower scrap and reserve expense during the nine months ended September 30, 2022.
Research and Development Expenses
Research and development expenses increased by $2.1 million, or 22.9%, to $11.5 million during the nine months ended September 30, 2022, compared to $9.4 million during the nine months ended September 30, 2021. The increase in research and development expense was primarily due to increases of $1.3 million in personnel related expenses including stock-based compensation as we invested in research and development activities, $0.8 million in testing related expenses, $0.2 million increase in facilities expenses, $0.1 million increase in regulatory expenses, $0.1 million increase in consulting expenses, $0.1 million increase in software and other expenses offset by decreases of $0.5 million in costs associated with our clinical trials, including fees paid to clinical research organizations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.2 million, or 20.1%, to $61.2 million during the nine months ended September 30, 2022, compared to $51.0 million during the nine months ended September 30, 2021. The increase in selling, general and administrative expenses was primarily due to $6.1 million of payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, an increase of $2.2 million in marketing related expenses, an increase of $1.1 million in global travel and conference related expenses, and $0.9 million in software implementation and facility related expenses. These increases were offset by a decrease of $0.1 million in consulting and other expenses.
Interest Expense and Income
Interest expense increased by $0.1 million to $0.7 million during the nine months ended September 30, 2022 compared to $0.6 million during the nine months ended September 30, 2021 due to constant outstanding debt principal and higher interest rates. Interest income increased by $0.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in interest income as a result of higher returns on cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net decreased by $0.4 million to ($0.6) million during the nine months ended September 30, 2022, compared to ($0.2) million during the nine months ended September 30, 2021, primarily due to foreign currency exchange losses.

Liquidity and Capital Resources; Plan of Operation
To date, we have financed operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $156.9 million, an accumulated deficit of $336.0 million, and $17.4 million outstanding under the CIBC Loan and Credit Agreement, net of debt discount and debt issuance costs.
CIBC Loan
On February 20, 2020, we executed a Loan and Security Agreement with Canadian Imperial Bank of Commerce (“CIBC”), which we subsequently amended on April 17, 2020 and December 28, 2020 (as amended, the “CIBC Agreement”). The CIBC Agreement originally provided us with the ability to borrow up to $32.0 million in debt financing consisting of $17.0 million advanced at the closing of the agreement (“Tranche A”), with the option to draw up to an additional $8.0 million (“Tranche B”) on or before February 20, 2022 and an additional $7.0 million (“Tranche C”) on or before February 20, 2022. Neither Tranche B nor Tranche C was drawn before the February 2022 expiration date.
In March 2021, we entered into an Amended and Restated Loan and Security Agreement with CIBC (as amended, the “Amended and Restated CIBC Agreement”) which, among other things, extended the loan maturity date under the CIBC Agreement from March 15, 2022 to February 20, 2025, and modified certain financial covenants.
In June 2021, we entered into a First Amendment to the Amended and Restated CIBC Agreement that extended the compliance of certain post-close covenants to March 31, 2022.
In October 2021, we entered into a Second Amendment to the Amended and Restated CIBC Agreement, which extended the interest only period of the loan from 24 months to 36 months. Under the amended terms, principal repayment would begin in February 2023. There was no change to the loan interest rate or maturity date.
On October 31, 2022, we entered into a Third Amendment to the Amended and Restated CIBC Agreement (the “Third Amendment”), which, among other things, extended the maturity date to October 31, 2027; provided a commitment for a new $20.0 million tranche of term loans that may be drawn at the Company’s option through October 31, 2023, subject to the satisfaction of certain conditions; and provided for a new interest only period of 24 months from the signing date of the Third Amendment, with the possibility of an additional extension of such interest only period of up to 12 months, subject to satisfaction of certain conditions.
The loans provided under the Amended and Restated CIBC Agreement bear interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The loan is collateralized by substantially all of our assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. We may prepay the loans without penalty. If we borrow any of the $20.0 million tranche made available under the Third Amendment, we may prepay the loans, subject to certain conditions, including a prepayment fee equal to 2.0% of the principal amount repaid during the first year after the effective date of the Third Amendment or 1.0% of the principal amount prepaid during the second year after the effective date of the Third Amendment. The Amended and Restated CIBC Agreement contains financial covenants that require the Company to maintain minimum cash and minimum revenue amounts, and the Amended and Restated CIBC Agreement contains other customary restrictive covenants, representations and warranties, events of default and other customary terms and conditions.
Through September 30, 2022, we paid $0.4 million fees to the lender and third parties which is reflected as a discount on the loans provided under the Amended and Restated CIBC Agreement and is being accreted over the life of the loan using the effective interest method. During the three months ended September 30, 2022 and 2021, we recorded interest expense related to debt discount and debt issuance costs of CIBC term loan of less than $0.1 million and less than $0.1 million, respectively. During the nine months ended September 30, 2022 and 2021, we recorded interest expense related to debt discount and debt issuance costs of CIBC term loan of less than $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC term loan amounted $0.3 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively. Interest expense on the CIBC term loan amounted $0.7 million and $0.6 million during the nine months ended September 30, 2022 and 2021, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement bears no interest and will be repaid within 60 months after receipt of funds, in twelve equal installments, paid semi-annually, beginning in March of 2022. As of September 30, 2022, Pulmonx International Sàrl paid less than $0.1 million to the lender.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(35,277)	$(30,677)
Investing activities	(3,498)	(17,131)
Financing activities	2,352	4,306
Effect of exchange rate changes on cash and cash equivalents	345	16
Net increase (decrease) increase in cash and cash equivalents	$(36,078)	$(43,486)
Cash Flows from Operating Activities
Net cash used in operating activities was $35.3 million for the nine months ended September 30, 2022. Cash used in operating activities was primarily a result of the net loss of $44.6 million, an increase in inventory of $4.2 million due to continued production to build inventory to meet projected increase in sales and to protect against potential supply interruptions, an increase in accounts receivable of $0.9 million, a decrease in accrued liabilities of $2.2 million, a decrease in lease liabilities of $1.4 million due to lease payments, and a decrease in income taxes payable of $0.3 million, partially offset by an increase in accounts payable of $1.1 million due to timing of payments to our vendors, and a decrease in prepaid expenses and other current assets of $1.8 million, stock-based compensation expense of $12.2 million, non-cash lease expense of $1.9 million, depreciation and amortization expense of $1.1 million and write-down of inventory of $0.3 million.
Net cash used in operating activities was $30.7 million for the nine months ended September 30, 2021. Cash used in operating activities was primarily a result of the net loss of $35.7 million, an increase in inventory of $5.0 million due to continued production to build inventory to meet projected increase in sales, an increase in accounts receivable of $2.8 million, an increase in prepaid expenses and other current assets of $2.4 million, a decrease in lease liabilities of $1.8 million due to lease payments, partially offset by an increase in accrued liabilities of $3.3 million, an increase in accounts payable of $2.9 million due to timing of payments to our vendors, stock-based compensation expense of $7.5 million, write-down of inventory of $1.0 million, non-cash lease expense of $1.8 million and depreciation and amortization expense of $0.5 million.

Cash Flows from Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2022 was $3.5 million consisting of purchases of marketable securities of $36.9 million and purchases of property and equipment of $1.1 million partially offset by proceeds from maturities of marketable securities of $34.5 million.
Net cash used in investing activities in the nine months ended September 30, 2021 was $17.1 million consisting of purchases of marketable securities of $21.6 million and purchases of property and equipment of $2.5 million partially offset by proceeds from maturities of marketable securities of $7.0 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2022 of $2.4 million primarily relates to proceeds from the exercise of stock options of $0.5 million and proceeds from issuance of common stock under the employee stock purchase plan of $1.9 million, offset by repayment of Credit Agreement of less than $0.1 million.
Net cash provided by financing activities in the nine months ended September 30, 2021 of $4.3 million primarily relates to proceeds from the exercise of stock options of $1.7 million and proceeds from issuance of common stock under the Company’s employee stock purchase plan of $2.7 million.
Material Cash Requirements
Our net cash operating expenditures were $35.3 million in the nine months ended September 30, 2022 and $30.7 million in the nine months ended September 30, 2021, and we intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $1.1 million and $2.5 million in the nine months ended September 30, 2022 and 2021, respectively, and we expect to maintain the level of expenditures in the future in support of our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $8.3 million as of September 30, 2022, with $3.5 million expected to be paid within the next 12 months, and amounts related to future long-term debt which total $17.4 million, with $6.2 million expected to be paid within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of September 30, 2022, we had cash, cash equivalents and marketable securities of $156.9 million. Based on our current planned operations, we expect that our cash and cash equivalents will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the nine months ended September 30, 2022. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 1, 2022, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash, cash equivalents and marketable securities of $156.9 million as of September 30, 2022, which consist of cash, money market funds, U.S. government agency bonds, corporate bonds and commercial paper. We held cash in foreign banks of approximately $3.5 million at September 30, 2022 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $16.9 million under the CIBC Agreement with an annual effective interest rate of 7.89% as of September 30, 2022. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 39.8% and 49.0% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the nine months ended September 30, 2022 by approximately $1.5 million and $1.2 million, respectively, with a net impact of $0.3 million on our net income. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the nine months ended September 30, 2021 by approximately $1.7 million and $1.2 million, respectively, with a net impact of $0.5 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
Inflation Risk
In recent months, high inflation rates in the U.S. and overseas have resulted in increased transportation, wages, and other costs. Inflation may generally affect us by increasing our cost of labor, commercial support, manufacturing and clinical trial expenditures. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenues. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2022.
Material Weakness
We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2021 which remains unremediated as of September 30, 2022. We determined a material weakness existed relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures. Although these control weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, our management has concluded that these control weaknesses constitute a material weakness.
Plan for Remediation of Material Weakness
Our management, under the oversight of our Audit Committee of our Board of Directors and in consultation with outside advisors, has evaluated and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include, but are not limited to: (i) implementing enhanced process controls around user access management; and (ii) expanding the management and governance over user access and system controls.
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
Changes in Internal Controls
Except for the remediation activities described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses since our inception. For the nine months ended September 30, 2022 and September 30, 2021, we had net losses of $44.6 million and $35.7 million, respectively, and we expect to continue to incur additional losses. As of September 30, 2022, we had an accumulated deficit of $336.0 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the nine months ended September 30, 2022 and 2021 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
The COVID-19 pandemic has had a material adverse impact on our business, financial condition and results of operations, and may continue to impact us in the future.*
The COVID-19 pandemic has negatively impacted the global economy and global supply chains, and created significant disruption of global financial markets. Governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures and may from time to time take additional emergency measures, to combat its spread, resurgences, and variants. It remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to a resurgence of COVID-19 and the emergence and severity of COVID-19 variants. To date, the COVID-19 pandemic and related governmental and societal responses to mitigate its impact has had, and may continue to have, a material adverse impact on our business, financial condition and results of operations by decreasing and delaying procedures performed using our products. While the Company has seen a recovery in procedure volumes in the U.S. and some international markets, other international markets continue to be hampered by a slower recovery. We may continue to see regional variations in procedure volumes in our U.S. and international markets due to the COVID-19 pandemic and its variants. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our products have been substantially impacted as healthcare organizations across the globe have prioritized the treatment of patients with COVID-19 or have altered their operations to respond to the pandemic.

We cannot assure you that our recent volume of Zephyr Valves sold are indicative of future results or that we will not experience additional adverse or materially adverse impacts associated with the COVID-19 pandemic. Further, there may be limited provider capacity due to labor shortages, or for other reasons, which could limit the ability of patients to receive treatment with Zephyr Valves. This limited provider and hospital capacity could have a material adverse effect on our business, financial condition and results of operations as the pandemic subsides.
The pandemic’s impact on our financial condition and results of operations performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. To the extent the pandemic continues to disrupt economic activity globally, it could adversely affect our ability to access capital, which could in the future negatively affect our liquidity. In addition, depressed economic activity resulting from the COVID-19 pandemic has had, and could in the future have, a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. For example, economic market disruptions have resulted, and may in the future result, in significant job losses, inflation, supply chain disruptions, changes in behavior of healthcare organizations, and reductions in disposable income. If patients are unable to obtain or maintain health insurance policies, it may significantly impact their ability to pay for the procedures utilizing our products, further negatively impacting our business, financial condition and results of operations.
We continue to monitor guidance from domestic and international authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our business strategies and operating plan. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening other risks described in this “Risk Factors” section.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of September 30, 2022, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, and BCBS Michigan have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
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
In March 2021, we entered into an Amended and Restated Loan and Security Agreement (as amended, the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), under which we have borrowed $17.0 million in debt financing as of September 30, 2022 and under which we have the ability to borrow up to an additional $20.0 million subject to satisfaction of certain conditions set forth in the CIBC Agreement. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of September 30, 2022, we had $156.9 million in cash, cash equivalents and short-term marketable securities, and an accumulated deficit of $336.0 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities, together with available borrowings under the CIBC Agreement, will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Sales in markets outside of the United States accounted for approximately 39.8% and 49.0% of our revenue for the nine months ended September 30, 2022 and September 30, 2021, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
For example, the COVID-19 pandemic significantly decreased and may continue to have an adverse impact on the sale of our products and the number of patients treated with our solution. The pandemic has also resulted in disruptions or restrictions on physicians, hospitals and other healthcare providers from treating patients that are eligible for our products, and business closures and disruptions that affected various suppliers of ancillary products used in the delivery of our product, including disruptions and restrictions on transportation of our products.
A significant outbreak of another contagious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products and impact our business, financial condition and results of operations.
If one or more of these risks are realized, they may negatively affect our business, financial condition and results of operations.
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
Although the aggregate impact of security incidents on our operations and financial condition has not been material to date, we have occasionally been the target of events of this nature and expect them to continue as security threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems or other information technology infrastructure change frequently and may not be detected until after an incident has occurred. We are investing in protections and monitoring practices related to our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. We cannot assure you, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns and breaches could negatively affect our business, financial condition and results of operations and our reputation.
If we or our third-party service providers experience, or are perceived to have experienced, material security incidents, it may result in: government enforcement actions that could include investigations, fines, penalties, consent decrees, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; or orders to destroy or not use personal data. Applicable data privacy and information security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. Security incidents could also result in indemnity obligations, negative publicity and financial loss.
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
Our results may be impacted by changes in foreign currency exchange rates.*
A significant proportion of our sales are outside of the United States, and a majority of those are denominated in foreign currencies, which exposes us to foreign currency risks, including changes in currency exchange rates. Foreign currency exchange fluctuations have negatively impacted, and may continue to negatively impact, our revenue from international markets. We do not currently engage in any hedging transactions. If we are unable to address these risks and challenges effectively, our international operations may not be successful, and our business could be harmed.
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
There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future, including congressional legislation to modify or replace the Affordable Care Act or elements of the Affordable Care Act. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business, financial condition and results of operations.
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
New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, in June 2018, the State of California enacted the CCPA, which went into effect on January 1, 2020, and requires companies that process personal data on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allow consumers to opt out of certain data sharing with third parties. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Moreover, although the CCPA includes limited exceptions from its prescriptions, including exceptions for personal health information collected by covered entities or business associates subject to HIPAA, among others, the CCPA may regulate or impact our processing of personal data depending on the context. In addition, the CPRA, effective January 1, 2023, will expand the compliance requirements and rights available to consumers under the CCPA, and the CCPA’s exemptions related to employee and business contact personal data are set to expire on January 1, 2023, when CPRA goes into effect. The CPRA also establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. As such, the CPRA may require additional compliance investment and potential business process changes in the meantime. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any data privacy and information security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive data, such as personal data, confidential patient or consumer information, whether by us, one of our business associates or another third-party, could negatively affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.
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
We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy and information security laws and regulations, which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and information security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information.
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
As of September 30, 2022, we had outstanding 37,408,028 shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.
Further, as of September 30, 2022, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file on our behalf or for other stockholders.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own approximately 56.0% of our outstanding common stock as of September 30, 2022. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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

We are currently a “smaller reporting company” and our compliance with the scaled reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.
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
We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2021, which remains unremediated as of September 30, 2022. We determined a material weakness existed relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures. Although these control weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, our management has concluded that these control weaknesses constitute a material weakness.
Our management, under the oversight of our Audit Committee of our Board of Directors and in consultation with outside advisors has evaluated and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include, but are not limited to: (i) implementing enhanced process controls around user access management; and (ii) expanding the management and governance over user access and system controls.
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
There were no sales of unregistered securities during the nine months ended September 30, 2022.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMONX CORPORATION

Date: November 8, 2022	By:	/s/Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

Date: November 8, 2022	By:	/s/Derrick Sung
Derrick Sung, Ph.D.
Chief Financial Officer