Form 10-K
period 2022-12-31
Pulmonx Corp
filed 2023-03-01
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 21, 2023, there were 37,648,492 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022, was approximately $522.9 million. Solely for the purposes of this disclosure, shares of common stock held by executive officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•our ability to develop and maintain our corporate infrastructure, including an effective system of internal controls;

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

PART I
ITEM 1. BUSINESS
Overview
We are a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”). Our solution, which is comprised of the Zephyr Endobronchial Valve (“Zephyr Valve”), the Chartis Pulmonary Assessment System (“Chartis System”) and the StratX Lung Analysis Platform (“StratX Platform”), is designed to treat severe emphysema patients who, despite medical management, are still profoundly symptomatic and either do not want or are ineligible for surgical approaches. Patients with severe emphysema generally experience a worse quality of life than patients with lung cancer, and we believe there is both an urgent clinical need and a strong market opportunity for a solution that is safe, effective and minimally invasive.
In June 2018, we received pre-market approval (“PMA”) by the U.S. Food and Drug Administration (“FDA”). The Zephyr Valve is now commercially available in more than 25 countries, with over 100,000 valves used to treat more than 25,000 patients. We have established reimbursement in major markets in North America, Europe and Asia Pacific and the Zephyr Valve has been included in treatment guidelines for COPD worldwide.

Over 100 scientific articles have been published regarding the clinical benefits of Zephyr Valves, including multiple meta-analyses, review articles, cost-effectiveness analyses and risk-benefit analyses. The Zephyr Valve showed statistically significant improvements in lung function, exercise capacity and quality of life when compared to medical management alone in multiple randomized controlled clinical trials. Additionally, independent studies have demonstrated that Zephyr Valves deliver increases in the BODE Index (a multi-dimensional health status scoring system for patients with COPD) that have been associated with long-term survival benefits.
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. In international markets, we employ both direct and distributor-based sales models, with over 95% of our revenue generated in markets where we sell directly.
We generated revenue of $53.7 million, with a gross margin of 74.3% and a net loss of $58.9 million, for the year ended December 31, 2022 compared to revenue of $48.4 million, with a gross margin of 73.6% and a net loss of $48.7 million, for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $350.3 million. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters.

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
Emphysema, a form of COPD, which accounts for approximately 25% of all COPD patients, is a debilitating and life-threatening disease that progressively destroys lung tissue, resulting in a diminishing ability to breathe and engage in the most basic daily activities such as climbing a flight of stairs, walking, or showering, leading to a high mortality rate. We estimate that there are approximately 8.5 million severe COPD patients in developed markets globally as of 2019, and we estimate approximately 3.2 million have severe emphysema. Of the approximately 3.2 million severe emphysema patients, we estimate that approximately 1.2 million may be eligible for treatment with Zephyr Valves, and an additional number may be able to be treated in the future with other technologies under development by us. We estimate this represents a global market opportunity of approximately $12 billion.
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
Initial treatment for emphysema is generally limited to prescribing inhaled medications such as drugs that open the airways and reduce inflammation, which primarily target airway obstruction. As the disease progresses, physicians may prescribe pulmonary rehabilitation exercises and supplemental oxygen, but these can be poorly tolerated by patients and often lose effectiveness with time. As patients enter the severe phase, many become increasingly unable to engage in the most basic daily activities as a result of the persistent feeling of breathlessness and this reduces their overall health status each year. At this point, physicians may refer patients to thoracic surgeons for lung volume reduction surgery (“LVRS”), or for single or double lung transplantation.
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

StratX Platform
The StratX Platform is a cloud-based quantitative CT analysis service that provides physicians with an easy-to-read report that we designed for our solution that includes information on emphysema destruction, fissure completeness and lobar volume to help identify target lobes for treatment with Zephyr Valves. After the physician captures a CT scan of the patient’s chest according to the StratX parameters, the CT scan is de-identified of patient information, and the hospital staff uploads the CT scan to a third-party cloud service provider where it is analyzed using validated algorithms within the StratX Platform. The StratX Platform is designed to enable physicians to screen treatment candidates non-invasively, prioritize between multiple potential treatment targets, if applicable, enhance case planning and optimize procedure time, and educate themselves and their patients using the simple-to-read StratX Lung Report.
In order to make the StratX Platform available to physicians, we contract with a third-party cloud service provider. This third-party cloud service enables physicians to upload CT scan data while removing protected health information (“PHI”) of patients from that data, in case the physicians have, inadvertently, not removed the PHI themselves. We also contract with additional third-party service providers to analyze the CT scan data using their proprietary software and provide quantitative results via the StratX Lung Report. The StratX Lung Report is then made available to physicians in the third-party cloud service. The software of each of these third-party service providers has received either 510(k) approval or successfully underwent a conformity assessment procedure with a Notified Body and was subsequently CE Marked.. We provide exclusive access to physicians to their StratX accounts and cases and monitor this CT scan upload and analysis process to ensure quality control.
Chartis Pulmonary Assessment System
The Chartis System is a proprietary balloon catheter and console system with flow and pressure sensors designed to assess the presence of collateral ventilation and has been validated in multiple randomized controlled clinical trials to predict likely responders to Zephyr Valve treatment. The Chartis System consists of a single-patient-use catheter with a central lumen and a balloon at its tip and a console to allow for the assessment of airflow in the targeted lobe.
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
_______________
┬ Difference between Zephyr Valve and control groups
* Per protocol, all other values listed are intention to treat (ITT)
** Data included in FDA-approved instructions for use (IFU)
The complications of treatment with Zephyr Valves can include but are not limited to pneumothorax, worsening of COPD symptoms, hemoptysis, pneumonia, dyspnea and, in rare cases, death. The most common side effect of Zephyr Valve placement is a pneumothorax, which is the collapse of a lung due to an air leak inside the lung and is believed to be a direct result of rapid shifts in air volume in the chest as the target lobe deflates and the neighboring lobe expands. In clinical trials, pneumothoraces occurred in 18-34% of patients treated with the Zephyr Valve, and in the LIBERATE Study, 17% of the pneumothorax events required no intervention and resolved on their own. Patients who have had their pneumothoraces successfully treated had comparable outcomes to those who did not experience a pneumothorax, other than that their hospital stays were extended by approximately a week compared to the three nights for patients without pneumothoraces.

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
We intend to continue to promote awareness of our solution through training and educating physicians, pulmonary rehabilitation centers, key opinion leaders, various medical societies, and prospective patients on the proven clinical benefits of Zephyr Valves. We continue to develop our relationships with credible third parties, such as our partnership with the American College of Chest Physicians, on continuing medical education-accredited training and with the American Lung Association and the COPD Foundation on patient and physician education. In addition, we intend to continue to publish additional clinical data in various industry and scientific journals, online and through presentations at various industry conferences.
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
A majority of our patients are Medicare-eligible beneficiaries. Without a national coverage determination (“NCD”) or a local coverage determination (“LCD”), Medicare claims are processed by Medicare Administrative Contractors (“MACs”), which assess coverage under Medicare’s reasonable and necessary standard. We estimate that roughly 80% of the potential Zephyr Valve patient population are Medicare/Medicaid beneficiaries with approximately 55% having managed Medicare/Medicaid and the remaining 45% having traditional fee-for-service Medicare/Medicaid. Approximately 20% of the potential Zephyr Valve patient population is under third-party commercial payor policies.
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
Our pipeline of products that we are currently considering includes innovations in image analysis to support advanced patient selection and optimize patient outcomes, catheter technologies to improve valve deliverability and reduce procedure time and the use of AeriSeal for addressing the needs of severe emphysema patients who are not eligible for Zephyr Valves due to collateral ventilation.
AeriSeal is a polymerizing sealant that can be delivered via a bronchoscope to a targeted region of the lung to reduce volume in the treated area. We believe that AeriSeal would enable the treatment of patients with collateral ventilation, which would complement the screening of patients for Zephyr Valves. We have successfully undertaken the conformity assessment procedure in the EU with a Notified Body and CE marked AeriSeal and have Therapeutic Goods Administration approval in Australia for the medical device and have completed initial feasibility research. We have funded an independent feasibility study using AeriSeal and sponsored another study to expand the number of patients that can be treated with Zephyr Valves. In December 2020, AeriSeal received designation as a Breakthrough Device by the FDA. We intend to submit an IDE to the FDA for commencing a clinical trial with AeriSeal. If successfully developed and approved, AeriSeal could further expand the addressable market of our solution.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2022, we had 37 patent families in force worldwide. As of December 31, 2022, we had rights to 62 issued United States patents, 17 pending United States patent applications, 121 issued foreign patents and 13 pending foreign patent applications. Our most material foreign patents issued and patent applications pending are in the European Union (“EU”), France, Germany, Japan and the United Kingdom. Our patents cover aspects of our current Zephyr Valve, loading system, airway sizing, EDC, Chartis System, AeriSeal and future product concepts. The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. Our patents expire between 2023 and 2041. Once a patent expires, the protection ends, and an invention enters the public domain; that is, anyone can commercially exploit the invention without infringing the patent.
We also rely upon trademarks to build and maintain the integrity of our brand. As of December 31, 2022, we had nine registered trademark filings, some of which may apply to multiple countries, and several pending trademark applications in various countries.
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
The FDA monitors compliance with the QSR through periodic inspections of our facilities, which may include inspection of our suppliers’ facilities as well. Our European Union and Great Britain Notified Body, British Standards Institute (“BSI”), monitors compliance with the MDD (as defined below) requirements through both annual scheduled audits and periodic unannounced audits of our manufacturing facilities as well as our contract third-party suppliers’ facilities.
Our quality management system in our Redwood City manufacturing facility is currently ISO 13485:2016 certified and licensed by the California Department of Public Health (“CDPH”) Food and Drug Branch. Our manufacturing facility is an FDA-registered medical device establishment.
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
All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibition of promotion, recordkeeping, and reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s good clinical practice regulations for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable, or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application.
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
Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA’s review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons.
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
European Union
Our portfolio of products is regulated in the European Union as a medical device per the European Union Medical Devices Directive (Council Directive 93/42/EEC) (“MDD”) and the Medical Device Regulation (Regulation (EU) 2017/745) (“MDR”).
On 26 May 2021, the MDR entered into application, repealing and replacing both the MDD, and Directive 90/385/EEC concerning active implantable medical devices, or AIMD. The Medical Device Regulation and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. Medical devices must comply with the General Safety and Performance Requirements, or GSPRs, set out in Annex I of the Medical Device Regulation. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPRs provided in the Medical Device Regulation and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low risk medical devices (Class I with no measuring function and which are not sterile), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.
As a general rule, demonstration of conformity of medical devices and their manufacturers with the GSPRs must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical studies conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the Competent Authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming. After a device is placed on the market, it remains subject to significant regulatory requirements.
The MDR includes transitional provisions. Accordingly, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD, prior to 25 May 2017 will remain valid until the expiration of the CE Certificate of Conformity, except for EC verification CE Certificates of Conformity issued in accordance with Annex IV to the MDD and Annex 4 to the AIMD which shall become void at the latest on 27 May 2022. In addition, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD, from 25 May 2017 will remain valid until the expiration of the CE Certificate of Conformity and at the latest on 27 May 2024. Medical devices with such valid CE Certificates of Conformity issued under the MDD or the AIMD may continue to be placed on the market for the remaining validity of the CE Certificate of Conformity or until May 27, 2024 at the latest, provided that (i) the devices continue to comply with the requirements of the MDD or AIMD, (ii) there are no significant changes in the design or intended purpose and (iii) from 26 May 2021, compliance with the EU Medical Device Regulation relating to post-market surveillance, market surveillance, vigilance, registration of economic operators and of devices is ensured in place of the corresponding requirements in the MDD or AIMD. In early January 2023 the European Commission proposed that these dates be revised to extend current transitional provisions. In February 2023, the European Parliament voted to adopt the proposal..
The MDR sets out the regulatory framework for medical devices in the European Union. The Competent Authorities of each EU Member State oversee the implementation of the MDR within their jurisdiction. Devices are classified in accordance with their perceived risks in a manner similar to the United States risk classification system. Before a medical device can be marketed in the EU it must undergo a conformity assessment procedure after which the manufacturer may affix the CE mark on the devices. The class of a product determines the conformity assessment required before the CE mark can be placed on a product. Our devices are Class IIa and Class IIb and require the involvement of a Notified Body. Once the Notified Body has issued a Certificate of Conformity, the manufacturer has drawn up the Declaration of Conformity and affixed the CE mark the device can be sold throughout the European Union. We remain subject to ongoing MDR requirements including among others market surveillance after affixing the CE mark to our devices. We are currently placing our medical devices on the market in accordance with the stringent requirements of the transitional provisions of the MDR, the requirements of the MDD and the guidance of the European Commission’s Medical Devices Coordination Group. We intend to complete conformity assessment procedures for our medical devices in accordance with the MDR prior to the expiration of the existing Certificate(s) of Conformity issued by our Notified Body BSI.
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom, or the UK, was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules continued to apply. The United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the United Kingdom and European Union’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the European Union and the UK in relation to goods. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a “third country,” a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. Northern Ireland will continue to follow many aspects of the European Union regulatory rules, particularly in relation to trade in goods. Our devices were regulated under MDD prior to Brexit and are subject to the UK Medical Devices Regulations 2002. Pulmonx has registered all products in accordance with the regulation and will be transitioning to the regulation by June 2023 (the end of the transition period).
Health Insurance Portability and Accountability Act
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing privacy and security regulations, established federal protection for the privacy and security of health information. HIPAA applies to Covered Entities and their respective Business Associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, HIPAA requires Covered Entities to execute Business Associate Agreements with their Business Associates and subcontractors who provide services for or on behalf of Covered Entities. Business Associates have a corresponding obligation to maintain appropriate Business Associate Agreements under HIPAA. In addition, companies that would not otherwise be subject to HIPAA may become contractually obligated to follow HIPAA requirements through agreements with Covered Entities and Business Associates, and some of our customers may require us to agree to these provisions.
Privacy and Information Security Laws
In the ordinary course of our business, we may process personal data, including health data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards and contractual obligations related to data privacy, security, and protection. Such obligations may include, without limitation, the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), and the UK GDPR. In addition, states within the United States have enacted or proposed data privacy laws including Virginia, Colorado, Utah, and Connecticut.
The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing and that increase our compliance obligations and exposure for any non-compliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using and disclosing personal data and to respond to certain requests from California residents related to their personal data. Also, the CCPA provides for civil penalties and a private right of action for data breaches that may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became effective January 1, 2023, will expand the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal data, along with establishing restrictions on personal data retention and a new California Privacy Protection Agency to implement and enforce the new law. US federal and state consumer protection laws may require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
European data protection laws (including the EU GDPR and UK GDPR (collectively “GDPR”)) impose significant and complex compliance obligations on entities that are subject to those laws. The GDPR applies to personal data about identified or identifiable data subjects processed by automated means and data contained in, or intended to be part of, non-automated filing systems (traditional paper files) as well as transfer of such data to a country outside of the EU/EEA. The GDPR provides the competent authorities of the EU Member States with extensive competences and powers to investigate and act against non-compliances or infringements including the potential to impose fines of up to €20 million, or 4% of the firm’s worldwide annual revenue from the preceding financial year, whichever amount is higher.

The processing of personal health data of patients in the EU and the UK is subject to stringent requirements regarding transparency and communication towards patients, identifying an appropriate legal basis for processing the personal data, purpose limitation and implementing appropriate technical and security measures as well as safeguards for the transfer of personal data outside of the EU and the UK to countries like the USA.
These obligations may include limiting personal data processing only to what is necessary for specified, explicit and legitimate purposes and requiring a legal basis for personal data processing; and increasing rights for data subjects.
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
The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. There have been executive, judicial and congressional challenges, and a number of health reform measures by the Biden administration that have impacted certain aspects of the Affordable Care Act. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future, including congressional legislation to modify or replace the Affordable Care Act or elements of the Affordable Care Act. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031 unless additional congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.
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
EU Health Reform
Moreover, in the EU some countries may, after the medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medical devices, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021 the HTA Regulation was adopted and entered into force on 11 January 2022. It will apply from 2025.
Human Capital Management
Employees, Talent Management & Development

As of December 31, 2022, we had a total of 269 full time employees, with 202 employees in the U.S., 57 in Europe, and 10 in Asia Pacific. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that we have good relations with our employees. We believe that our employees are the foundation of our business and we are committed to the development and retention of our workforce.
Code of Business Conduct and Business Ethics
Pulmonx is dedicated to conducting its business consistent with the highest standard of business ethics. Each employee receives and agrees to follow the Pulmonx Code of Business Conduct and Ethics. Employees are encouraged to discuss any related concerns with management or report concerns anonymously through an Ethics Hotline.
Culture of Diversity, Equity, and Inclusion
At Pulmonx, we value diverse perspectives and experiences. We continue to create an inclusive culture where differences drive innovation. In 2022, our human resources task force identified opportunities to increase awareness as well as initiatives to identify, attract and retain underrepresented diverse talent.
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
•Short & long-term disability
•Paid time off
•Employee assistance program
Additionally, in an effort to further align the interests of our employees with our shareholders, employees in most countries in which we operate have the opportunity to have an ownership interest in our company. We have an equity-based incentive plan that provides for the grant of stock options and awards to eligible employees. Additionally, we implemented an Employee Stock Purchase Plan that enables eligible employees to purchase our common stock at a discount through payroll contributions.
Health and Safety
The health and safety of our employees is a key focus at our Company. The Company is committed to protecting its employees everywhere it operates. The Company identifies potential workplace risks in order to develop measures to mitigate possible hazards. In response to the COVID-19 pandemic, the Company established safety protocols, facility enhancements, and work from home strategies to protect our employees. Some of our employees continue to work remotely. Employees that work on site are provided with personal protective equipment and are required to report and document exposures following guidelines issued by the Centers for Disease Control or mandated by local regulations.
Available Information
We were incorporated in the state of California on December 26, 1995 as Pulmonx and reincorporated in the state of Delaware on December 4, 2013. Our website address is www.pulmonx.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We file electronically with the U.S. Securities and Exchange Commission, or SEC, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.pulmonx.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov.

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
We have incurred net losses since our inception. For the years ended December 31, 2022 and 2021, we had net losses of $58.9 million and $48.7 million, respectively, and we expect to continue to incur additional losses. As of December 31, 2022, we had an accumulated deficit of $350.3 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the years ended December 31, 2022 and 2021 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
Our business is dependent on hospital, physician and patient adoption of our solution as a treatment for severe emphysema. If hospitals, physicians or patients are unwilling to change current practices to adopt our solution, it will negatively affect our business, financial condition and results of operations.
Our primary strategy to grow our revenue is to take a stepwise approach to market development across key stakeholders in severe emphysema treatment, such as hospitals, physicians and patients. To succeed, our sales force must build deep relationships with pulmonary physicians to encourage them and their hospitals to develop emphysema centers of excellence, where physicians are instructed in the workup of advanced COPD and performance of bronchoscopic lung volume reduction using our solution. In addition, we utilize direct-to-patient marketing initiatives to increase demand through patient empowerment. While the number of hospitals incorporating our solution has increased in recent years, there is a significant group of hospitals and physicians who have not yet adopted our solution, and additional hospitals and physicians may choose not to adopt our solution for a number of reasons, including:
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
The COVID-19 pandemic has at times negatively impacted the global economy and global supply chains and created significant disruption of global financial markets. Governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures and may from time to time take additional emergency measures, to combat its spread, resurgences, and variants. It remains difficult to assess or predict the ultimate duration and economic impact of the COVID-19 pandemic due to potential resurgences of COVID-19 and the emergence and severity of COVID-19 variants. To date, the COVID-19 pandemic and related governmental and societal responses to mitigate its impact has had, and may continue to have, a material adverse impact on our business, financial condition and results of operations by decreasing and delaying procedures performed using our products. While the Company has seen a recovery in procedure volumes in the U.S. and some international markets, other international markets continue to be hampered by a slower recovery. We may continue to see regional variations in procedure volumes in our U.S. and international markets due to the COVID-19 pandemic and its variants. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our products have been substantially impacted as healthcare organizations across the globe prioritized the treatment of patients with COVID-19 or altered their operations to respond to the pandemic.
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

We continue to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the COVID-19 pandemic may impact our operational and financial performance remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for our products. To the extent the COVID-19 pandemic continues to disrupt economic activity globally, it could adversely affect our ability to access capital, which could in the future negatively affect our liquidity. In addition, depressed economic activity resulting from the COVID-19 pandemic has had, and could in the future have, a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. For example, economic market disruptions have resulted, and may in the future result, in significant job losses, inflation, supply chain disruptions, changes in behavior of healthcare organizations, and reductions in disposable income. If patients are unable to obtain or maintain health insurance policies, it may significantly impact their ability to pay for the procedures utilizing our products, further negatively impacting our business, financial condition and results of operations.
To the extent the COVID-19 pandemic adversely affects our business, results of operations, and financial condition, it may also have the effect of heightening other risks described in this “Risk Factors” section.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of December 31, 2022, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, and BCBS Michigan have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
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
Although we have demonstrated the safety, effectiveness and clinical advantages of our solution in multiple clinical trials in approximately 450 patients selected using the Chartis System, the Zephyr Valve is still a relatively new treatment for severe emphysema. The long-term effects of using our solution in a large number of patients have not been studied and the results of short-term clinical use of such products do not necessarily predict long-term clinical benefits or reveal long-term adverse effects. We are required to conduct the LIBERATE extension study to follow up on safety and effectiveness out to five years. After the completion of the one-year follow up, 115 Zephyr Valve patients and 47 crossover patients (162 total patients) entered the LIBERATE extension study. The results of this extension study will not be available until the second quarter of 2023. Our ability to interpret the data from this long-term follow-up of patients with this progressive disease may be limited by the fact that the matched control group exited the study after one year. The results of clinical trials of our solution conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials in other patient populations. In addition, pre-clinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in pre-clinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials and subsequently failed to obtain marketing approval. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.
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
•the rate at which treating centers expand procedural capacity as they build a bronchoscopic lung volume reduction program;
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
•the cost of manufacturing our products, which may vary depending on the quantity of production and the terms of our agreements with third-party suppliers and manufacturers which are subject to macroeconomic factors including inflation;
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
Failure of an information technology system, process, or site could negatively affect our business, financial condition and results of operations.
We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution, and maintenance of our products, as well as for accounting, data storage, compliance, purchasing, and inventory management. We also depend on the information technology systems of third parties for the analysis, data storage, and communication associated with the StratX Platform. We currently do not have redundant information technology systems. Our information technology systems, and those of third parties, may be subject to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, damage or interruption from fires or other natural disasters, hardware failures, telecommunication failures and user errors, among other malfunctions. We, or the third parties we rely upon, could be subject to an unintentional event that involves a third party gaining unauthorized access to our or its systems, which could disrupt our operations, corrupt our data or result in release of our confidential information. Technological interruptions could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers or disrupt our customers’ ability use our products for treatments.
Moreover, a disruption in access to the system that controls the StratX Platform would prevent physicians using our solution from receiving the StratX Lung Report indicating whether their patients are good candidates for the Zephyr Valve. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and negatively affect our business, financial condition, and results of operations. Currently, we carry business interruption coverage to mitigate certain potential losses but this insurance is limited in amount, and we cannot be certain that such potential losses will not exceed our policy limits. Further, we do not carry any cyber insurance, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources. We are increasingly dependent on complex information technology to manage our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance our existing systems. Failure to maintain or protect our information systems and data integrity effectively could negatively affect our business, financial condition, and results of operations.
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
In March 2021, we entered into an Amended and Restated Loan and Security Agreement (as amended, the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), under which we have borrowed $17.0 million in debt financing as of December 31, 2022 and under which we have the ability to borrow up to an additional $20.0 million subject to satisfaction of certain conditions set forth in the CIBC Agreement. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of December 31, 2022, we had $147.1 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $350.3 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities, together with available borrowings under the CIBC Agreement, will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Sales in markets outside of the United States accounted for approximately 39.5% and 48.4% of our revenue for the years ended December 31, 2022 and 2021, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
Disruptions at the FDA and other agencies may also slow the time necessary for new devices to be reviewed and/or approved or cleared by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
•the federal false claims laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
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
The Affordable Care Act was enacted in 2010. The Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes, including those created under HIPAA. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
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
In December 2022, we received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division in connection with an investigation under the Anti-Kickback Statute and False Claims Act (the “Investigation”). The CID requests information and documents regarding our relationships with certain health care providers, medical practices, and hospitals in connection with the sales and marketing of the Zephyr Valves and related products and services. We are fully cooperating with the Investigation. We are unable to express a view at this time regarding the ultimate outcome of the Investigation or estimate an amount or range of reasonably possible loss. Depending on the outcome of the Investigation, there could be a material impact on our business, results of operations and financial condition.
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
Our educational and promotional activities and training methods must comply with FDA and other applicable laws, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label in their professional medical judgment, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our educational and promotional activities or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, injunctions, or seizures, which could have an adverse impact on our reputation and financial results. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. It is also possible that other federal, state or foreign enforcement authorities might take action, such as federal prosecution under the FCA, if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.
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
There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the

Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future, including congressional legislation to modify or replace the Affordable Care Act or elements of the Affordable Care Act. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business, financial condition and results of operations.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031 unless additional congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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

New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the CCPA went into effect on January 1, 2020 and requires companies that process personal data on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allow consumers to opt out of certain data sharing with third parties. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. In addition, the CPRA, which became effective on January 1, 2023, expands the compliance requirements and rights available to consumers under the CCPA. The CPRA also establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. As such, the CPRA may require additional compliance investment and potential business process changes in the meantime. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any data privacy and information security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive data, such as personal data, confidential patient or consumer information, whether by us, one of our business associates or another third-party, could negatively affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.
The privacy laws in Europe have also been significantly reformed. For example, the EU GDPR and UK GDPR (collectively “GDPR”) governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR sets out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit; and expanding the definition of personal data to include coded data and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our global turnover). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy and information security laws and regulations, which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and information security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information.
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
We are exposed to the risk that our employees, consultants, and other commercial partners and business associates may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and internationally or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of medical devices, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees, consultants and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and reputational harm, and divert the attention of management in defending ourselves against any of these claims or investigations.
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
As of December 31, 2022, we had outstanding 37,555,565 shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.
Further, as of December 31, 2022, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file on our behalf or for other stockholders.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own approximately 55% of our outstanding common stock as of December 31, 2022. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
ITEM 3. LEGAL PROCEEDINGS
We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Please see also the matters under the caption Contingencies in Note 8 to the consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “LUNG” since October 1, 2020. Prior to this date, there was no public market for our common stock.
Holders of Common Stock
As of February 21, 2023, there were approximately 152 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in the street name by brokers and other nominees.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2022	14,459	$1.87	—	—
Total	14,459	$1.87	—	—
(1) Includes shares of unvested common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements, which were purchased at the respective original exercise prices.

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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $53.7 million, with a gross margin of 74.3% and a net loss of $58.9 million, for the year ended December 31, 2022 compared to revenue of $48.4 million, with a gross margin of 73.6% and a net loss of $48.7 million, for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $350.3 million, cash, cash equivalents and marketable securities of $147.1 million, and $17.3 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
For additional information about risks, uncertainties and potential impacts related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, please refer to Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
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
Seasonality
Historically, we have experienced seasonality, primarily in the first and third quarters and anticipate this trend to continue. In addition, as our sales grow, we may experience further seasonality based on holidays, vacations and other factors because this is an elective procedure.

Components of Our Results of Operations
Revenue
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the years ended December 31, 2022 and 2021.
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
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of payroll and personnel-related expenses for our manufacturing and quality assurance employees, costs related to materials, components and subassemblies, third-party costs, manufacturing overhead, equipment depreciation, and charges for excess, obsolete and non-sellable inventories. Overhead costs include the cost of quality assurance, testing, material procurement, inventory control, operations supervision and management and an allocation facilities overhead cost, including rent and utilities. Cost of goods sold also includes certain direct costs such as those incurred for shipping our products and costs related to providing analysis services for patient scans. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect cost of goods sold to increase in absolute dollars to the extent more of our products are sold.
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
Research and Development Expenses
Our research and development activities primarily consist of engineering and research programs associated with our products under development and improvements to our existing products. Research and development expenses include payroll and personnel-related costs for our research and development employees, including expenses related to stock-based compensation, consulting services, clinical trial expenses, prototyping, testing, laboratory supplies, and an allocation of facility overhead costs. Our clinical trial expenses, such as those related to our AeriSeal clinical development program, include costs associated with clinical trial design, clinical trial site development and study costs, data management costs, related travel expenses and the cost of products used for clinical activities. We expense research and development costs as they are incurred. We expect our research and development expenses, including related stock-based compensation expense, to increase in absolute dollars as we hire additional personnel to develop new product offerings and product enhancements.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist of payroll and personnel-related costs for our sales and marketing personnel, including variable sales compensation, travel expenses, consulting, public relations costs, direct marketing, customer training, trade show and promotional expenses, stock-based compensation and allocated facility overhead costs, and for administrative personnel that support our general operations such as information technology, executive management, finance and accounting, customer services and human resources personnel. We expense sales variable compensation at the time of the sale. Selling, general and administrative expenses also include costs attributable to professional fees for legal and accounting services, insurance, consulting fees, recruiting fees, travel expense, bad debt expense and depreciation.
We intend to continue to increase our sales and marketing spending to generate sales opportunities. We expect expenses to increase in absolute dollars as we increase our sales support infrastructure and add additional marketing programs in order to more fully penetrate the global opportunity. We also expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our facilities and information technology to support our operations. Additionally, we incur expenses related to audit, legal, regulatory and tax-related services associated with being a public company, compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs. We also saw an increase in our stock-based compensation expense with the establishment of our 2020 Equity Incentive Plan and related grants either in the form of restricted stock units or stock options. Our selling, general and administrative expenses may fluctuate from period to period due to the seasonality of our business and as we continue to add direct sales territory managers in new territories.
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

Results of Operations:
Comparison of the Years Ended December 31, 2022 and December 31, 2021
The following table summarizes our results of operations for the period indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue	$53,662	$48,416	$5,246	10.8%
Costs of goods sold	13,797	12,786	1,011	7.9%
Gross profit	39,865	35,630	4,235	11.9%
Operating expenses:
Research and development	15,397	13,063	2,334	17.9%
Selling, general and administrative	83,105	69,871	13,234	18.9%
Total operating expenses	98,502	82,934	15,568	18.8%
Loss from operations	(58,637)	(47,304)	(11,333)	24.0%
Interest income	1,529	400	1,129	282.3%
Interest expense	(1,066)	(829)	(237)	28.6%
Other income (expense), net	(396)	(585)	189	(32.3)%
Net loss before tax	(58,570)	(48,318)	(10,252)	21.2%
Income tax expense	353	343	10	2.9%
Net loss	$(58,923)	$(48,661)	$(10,262)	21.1%
Revenue
Revenue increased by $5.2 million, or 10.8%, to $53.7 million during the year ended December 31, 2022, compared to $48.4 million during the year ended December 31, 2021. The sale of products in the United States increased by $7.5 million to $32.5 million during the year ended December 31, 2022, compared to $25.0 million for the year ended December 31, 2021. The sale of products in international markets decreased by $2.2 million to $21.2 million during the year ended December 31, 2022, compared to $23.4 million for the year ended December 31, 2021. The increase in U.S. revenue reflects continued growth of Zephyr Valve procedure volumes in the United States, while the decrease in international revenue reflects the impact of foreign currency exchange rates.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.0 million, or 7.9%, to $13.8 million during the year ended December 31, 2022, compared to $12.8 million during the year ended December 31, 2021. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we expanded headcount and invested in operational infratstructure to support anticipated growth. Gross margin increased by 0.7% to 74.3% during the year ended December 31, 2022, compared to 73.6% during the year ended December 31, 2021. The increase was primarily due to improved production efficiencies and lower scrap and reserve expense during the year ended December 31, 2022.
Research and Development Expenses
Research and development expenses increased by $2.3 million, or 17.9%, to $15.4 million during the year ended December 31, 2022, compared to $13.1 million during the year ended December 31, 2021. The increase in research and development expenses was primarily due to an increase of $1.7 million in personnel expenses including stock-based compensation as we expanded our research and development team and an increase of $1.1 million in professional services, regulatory, facility and other expenses. These increases were offset by a decrease of $0.5 million in costs associated with our clinical trials, including fees paid to contract research organizations and testing expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $13.2 million, or 18.9%, to $83.1 million during the year ended December 31, 2022 compared to $69.9 million during the year ended December 31, 2021. The increase in selling, general and administrative expenses was primarily due to an increase of $8.6 million of payroll and personnel-related expenses including stock based compensation as we expanded our sales and marketing and administrative function, an increase of $2.1 million in advertising and marketing related expenses, an increase of $1.2 million in travel expenses, and an increase of $1.3 million in facility, consulting, software and other expenses.
Interest Expense and Income
Interest expense increased by $0.2 million, or 28.6%, to $1.1 million during the year ended December 31, 2022, compared to $0.8 million during the year ended December 31, 2021 due to higher interest rates on our debt. Interest income increased by $1.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to higher returns on cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net increased by $0.2 million to ($0.4) million during the year ended December 31, 2022, compared to ($0.6) million during the year ended December 31, 2021, primarily due to foreign currency exchange losses driven by fluctuations in foreign exchange rates..
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through initial public offering, private placements of equity securities, debt financing arrangements and sales of our products. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $147.1 million, an accumulated deficit of $350.3 million, and $17.3 million outstanding under the CIBC Loan and Credit Agreement, net of debt discount and debt issuance costs.
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
We paid $0.4 million fees to the lender and third parties which is reflected as a discount on the loans provided under the Amended and Restated CIBC Agreement and is being accreted over the life of the loan using the effective interest method. During the years ended December 31, 2022 and December 31, 2021, we recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $1.1 million and $0.8 million during the year ended December 31, 2022 and December 31, 2021, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement bears no interest and will be repaid within 60 months after receipt of funds, in twelve equal installments, paid semi-annually, beginning in March of 2022. As of December 31, 2022, Pulmonx International Sàrl repaid $0.1 million to the lender.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Years Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,083)	$(41,388)
Investing activities	(4,225)	(46,255)
Financing activities	2,419	4,456
Effect of exchange rate changes on cash and cash equivalents	145	106
Net decrease in cash, cash equivalents and restricted cash	$(46,744)	$(83,081)
Cash Flows from Operating Activities

Net cash used in operating activities was $45.1 million for the year ended December 31, 2022. Cash used in operating activities was primarily a result of the net loss of $58.9 million, an increase in inventory of $3.6 million due to continued production to build inventory to meet projected increase in sales and to protect against potential supply interruptions, an increase in accounts receivable of $2.2 million, and a decrease in lease liabilities of $2.2 million due to lease payments, partially offset by an increase in accounts payable of $0.2 million due to timing of payments to our vendors, and a decrease in prepaid expenses and other current assets of $0.8 million, stock-based compensation expense of $16.4 million, non-cash lease expense of $2.5 million, depreciation and amortization expense of $1.5 million and write-down of inventory of $0.5 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities in the year ended December 31, 2022 was $4.2 million consisting of purchases of marketable securities of $47.2 million and purchases of property and equipment of $1.3 million partially offset by proceeds from maturities of marketable securities of $44.3 million.
Net cash used in investing activities in the year ended December 31, 2021 was $46.3 million consisting of purchases of marketable securities of $52.6 million and purchases of property and equipment of $3.7 million partially offset by proceeds from maturities of marketable securities of $10.0 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the year ended December 31, 2022 of $2.4 million primarily relates to proceeds from the exercise of stock options of 0.6 million and proceeds from issuance of common stock under the employee stock purchase plan of $1.9 million, offset by repayment of Credit Agreement of $0.1 million.
Net cash provided by financing activities in the year ended December 31, 2021 of $4.5 million primarily relates to proceeds of $2.6 million from issuance of common stock under the employee stock purchase plan, and proceeds of $1.9 million from exercise of common stock options.
Material Cash Requirements
Our net cash operating expenditures were $45.1 million in 2022 and $41.4 million in 2021, and we intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $1.3 million in 2022 and $3.7 million in 2021, and we expect to maintain the level of expenditures in the future in support of our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $7.5 million at December 31, 2022, with $3.5 million expected to be paid within the next 12 months, and amounts related to future long-term debt which totaled $22.3 million, with $1.5 million expected to be paid within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $147.1 million. Based on our current planned operations, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2022. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Revenue Recognition
Our revenue is generated from the sale of our products to hospitals and distributors in the U.S. and international markets. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of our products to our customers, either upon shipment of the product or delivery of the product to the customer under the terms and conditions agreed with the customer. We defer revenue relating to any remaining performance obligations by us to the customer after delivery, such as free products and free analysis services of patient scans to determine suitability of the patients for the treatment using the Zephyr Valves.
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
We review our inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as long-term inventory.
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

Clinical trial costs are a significant component of our research and development expenses. We contract with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. We accrue and expense costs of our clinical trial activities performed by third parties, including CROs and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. We determine these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services.
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
As of December 31, 2022, there was $41.6 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.73 years.
Subsequent to our IPO, the fair value of our common stock is determined based on our closing market price.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $101.7 million as of December 31, 2022, which consist of cash and money market funds. We held cash in foreign banks of approximately $4.5 million at December 31, 2022 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $16.9 million under the CIBC Agreement with an annual effective interest rate of 9.1% as of December 31, 2022. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 39.5%, and 48.4% of our total revenue for the year ended December 31, 2022, and 2021, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the year ended December 31, 2022 by approximately $2.1 million and $1.6 million, respectively, with a net impact of $0.5 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pulmonx Corporation

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Pulmonx Corporation
Redwood City, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pulmonx Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Classification
Inventory totaled approximately $19.8 million at December 31, 2022, including approximately $5.3 million classified as long-term. As described in Note 2 to the Company’s financial statements, the value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as long-term inventory. Management considers forecasted demand and other expected usage of inventory on hand when estimating long-term inventory.

We identified management’s estimation of long-term inventory as a critical audit matter. Management is required to make significant judgments and assumptions with respect to future demand for the Company’s products that affect the estimation of long-term inventory. Auditing these elements involved especially challenging and subjective auditor judgment due to the significance and subjectivity of management’s judgments.
The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of management’s forecasted demand for products, by (i) comparing forecasts to historical sales of the Company’s products, (ii) performing a lookback analysis to compare the Company’s historical estimates of future demand to actual sales results for the same period, (iii) evaluating whether such assumptions were consistent with evidence obtained in other areas of the audit, and (iv) assessing whether any known or knowable factors occurred subsequent to year end that impact management’s forecast of future inventory usage.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2011.
San Francisco, California
March 1, 2023

Pulmonx Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$101,736	$148,480
Restricted cash	231	231
Short-term marketable securities	39,402	31,561
Accounts receivable, net	8,677	6,562
Inventory	14,564	16,285
Prepaid expenses and other current assets	4,343	4,883
Total current assets	168,953	208,002
Long-term marketable securities	5,924	10,941
Long-term inventory	5,283	—
Property and equipment, net	4,694	4,814
Goodwill	2,333	2,333
Intangible assets, net	154	277
Right of use assets	5,806	8,075
Other long-term assets	529	731
Total assets	$193,676	$235,173

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,758	$1,582
Accrued liabilities	13,276	13,366
Income taxes payable	19	147
Deferred revenue	120	163
Short-term debt	90	91
Current lease liabilities	3,229	2,201
Total current liabilities	18,492	17,550
Deferred tax liability	94	37
Long-term lease liabilities	3,849	6,844
Long-term debt	17,234	17,324
Other long-term liabilities	—	179
Total liabilities	39,669	41,934
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 37,555,565 shares and 36,931,762 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	38	37
Additional paid-in capital	502,712	482,885
Accumulated other comprehensive income	1,575	1,712
Accumulated deficit	(350,318)	(291,395)
Total stockholders’ equity	154,007	193,239
Total liabilities and stockholders’ equity	$193,676	$235,173
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Revenue	$53,662	$48,416
Cost of goods sold	13,797	12,786
Gross profit	39,865	35,630
Operating expenses
Research and development	15,397	13,063
Selling, general and administrative	83,105	69,871
Total operating expenses	98,502	82,934
Loss from operations	(58,637)	(47,304)
Interest income	1,529	400
Interest expense	(1,066)	(829)
Other income (expense), net	(396)	(585)
Net loss before tax	(58,570)	(48,318)
Income tax expense	353	343
Net loss	(58,923)	(48,661)
Other comprehensive income (loss)
Currency translation adjustment	150	51
Change in unrealized losses on marketable securities	(287)	(24)
Total other comprehensive income (loss)	(137)	27
Comprehensive loss	$(59,060)	$(48,634)
Net loss per share attributable to common stockholders, basic and diluted	$(1.59)	$(1.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,096,541	36,129,409
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2021	35,693,753	$36	$467,147	$1,685	$(242,734)	$226,134
Issuance of common stock upon vesting of restricted stock unit	40,908	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,065,567	1	1,880	—	—	1,881
Repurchase of early exercised common stock options	(12,945)	—	—	—	—	—
Change in shares subject to repurchase	—	—	204	—	—	204
Issuance of shares pursuant to Employee Stock Purchase Plan	144,479	—	2,652	—	—	2,652
Stock-based compensation expense	—	—	11,002	—	—	11,002
Currency translation adjustment	—	—	—	51	—	51
Change in unrealized losses on marketable securities	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(48,661)	(48,661)
Balances at December 31, 2021	36,931,762	37	482,885	1,712	(291,395)	193,239
Issuance of common stock upon vesting of restricted stock units	251,133	—	—	—	—	—
Issuance of common stock upon exercise of stock options	297,463	1	634	—	—	635
Issuance of shares pursuant to Employee Stock Purchase Plan	89,666	—	1,942	—	—	1,942
Repurchase of early exercised common stock options	(14,459)	—	—	—	—	—
Change in shares subject to repurchase	—	—	227	—	—	227
Stock-based compensation expense	—	—	17,024	—	—	17,024
Currency translation adjustment	—	—	—	150	—	150
Change in unrealized losses on marketable securities	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	(58,923)	(58,923)
Balances at December 31, 2022	37,555,565	$38	$502,712	$1,575	$(350,318)	$154,007
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(58,923)	$(48,661)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	16,445	10,530
Write-off of fixed assets	7	7
Allowance for doubtful accounts	54	4
Inventory write-downs	485	1,186
Depreciation and amortization expense	1,513	867
Amortization of debt discount and debt issuance costs	56	106
Amortization of premiums and discounts on marketable securities	(204)	59
Non-cash lease expense	2,498	2,360
Net changes in operating assets and liabilities:
Accounts receivable	(2,190)	(2,432)
Inventory	(3,638)	(6,458)
Prepaid expenses and other current assets	780	(1,214)
Other assets	(49)	(221)
Accounts payable	247	87
Accrued liabilities	149	4,800
Income taxes payable	(124)	21
Lease liabilities	(2,197)	(2,517)
Deferred tax liability	49	(6)
Deferred revenue	(41)	94
Net cash used in operating activities	(45,083)	(41,388)
Cash flows from investing activities
Purchases of investments	(47,187)	(52,584)
Maturities of investments	44,280	10,000
Purchases of property and equipment	(1,318)	(3,671)
Net cash used in investing activities	(4,225)	(46,255)
Cash flows from financing activities
Repayment of Credit Agreement	(87)	—
Debt issuance cost	(53)	(41)
Proceeds from exercise of common stock options	644	1,871
Proceeds from issuance of common stock under the employee stock purchase plan	1,942	2,652
Payments for the repurchase of early exercised common stock options	(27)	(26)
Net cash provided by financing activities	2,419	4,456
Effect of exchange rate changes on cash and cash equivalents	145	106
Net decrease in cash and cash equivalents	(46,744)	(83,081)
Cash and cash equivalents at beginning of year	148,711	231,792
Cash, cash equivalents and restricted cash at end of year	$101,967	$148,711
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$101,736	$148,480
Restricted cash	231	231
Cash, cash equivalents and restricted cash in consolidated balance sheets	$101,967	$148,711

Supplemental non-cash items:
Lapse in repurchase rights of common stock	$227	$204
Purchases of property and equipment in accounts payable and accrued liabilities	$425	$584
Operating lease right of use assets obtained in exchange for new lease liabilities	$229	$1,460
Amount receivable from exercise of Options	$—	$10
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$398	$322
Cash paid for interest	$847	$722

The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Notes to Consolidated Financial Statements

1.    Formation and Business of the Company
The Company
Pulmonx Corporation (the “Company”) was incorporated in the state of California in December 1995 as Pulmonx and reincorporated in the state of Delaware in December 2013. The Company is a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”). The Company’s solution, which is comprised of the Zephyr Endobronchial Valve (“Zephyr Valve”), the Chartis Pulmonary Assessment System (“Chartis System”) and the StratX Lung Analysis Platform (“StratX Platform”), is designed to treat a broad pool of patients for whom medical management has reached its limits and either do not want or are ineligible for surgical approaches. The Company has subsidiaries in Germany, Switzerland, Australia, the United Kingdom, Italy, France, Hong Kong and Japan.
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $350.3 million as of December 31, 2022. During the years ended December 31, 2022, and 2021, the Company used $45.1 million, and $41.4 million of cash in its operating activities, respectively. As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $147.1 million. Historically, the Company’s activities have been financed through the sale of equity securities, debt financing arrangements and sales of its products.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

The Company’s consolidated financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic. The COVID-19 pandemic has adversely impacted the Company’s business, financial condition and results of operations by decreasing and delaying procedures performed using its products. While procedure volumes in many regions have stabilized, there continues to be variability and uncertainty as variants of the virus emerge. The Company can make no assurance regarding any future level of demand for the Company’s products, and COVID-19 may adversely impact the results of operations and financial condition.
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
Significant estimates and assumptions include reserves and write-downs related to inventories, classification of short-term and long-term inventories, the recoverability of long term assets, stock-based compensation, intangible assets, goodwill, debt and related features, deferred tax assets and related valuation allowances and impact of contingencies.
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
Restricted Cash
Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for years ended December 31, 2022 and December 31, 2021 consists of collateral for letters of credit issued in connection with the real estate lease in Redwood City, California.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Marketable Securities
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After consideration of the Company’s risk versus reward objectives and liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, the Company classifies highly liquid securities with original maturities greater than three months at the time of purchase as short-term marketable securities and those with original maturities greater than twelve months at the time of purchase as long-term marketable securities on the consolidated balance sheets. These securities are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available for sale marketable securities, which consist of debt securities, if any, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company did not identify any of its marketable securities as other-than-temporarily impaired as of December 31, 2022 and 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of December 31, 2022 and 2021, the Company also had cash on deposit with foreign banks of approximately $4.5 million and $4.6 million, respectively, that was not federally insured.
The Company earns revenue from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the years ended December 31, 2022 and 2021. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. At December 31, 2022 and 2021, no customer accounted for more than 10% of accounts receivable. For the years ended December 31, 2022 and 2021, no customer accounted for more than 10% of revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.
Accounts Receivable and Allowances
Accounts receivable are recorded at the amounts billed less estimated allowances for doubtful accounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. As of December 31, 2022 and December 31, 2021, accounts receivable is presented net of an allowance for doubtful accounts of $0.1 million and less than $0.1 million, respectively.
Inventories
Inventories are valued at the lower of cost to purchase or manufacture the inventory or net realizable value. Cost is determined using the first-in, first-out method (“FIFO”) for all inventories. Net realizable value is determined as the

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as long-term inventory.
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
Leases
The Company leases facilities and vehicles and meets the requirements to account for these leases as operating leases. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term. Where leases contain escalation clauses, rent abatements or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term.
The Company determined if an arrangement is a lease, or contains a lease, at inception. The asset component of the Company’s operating leases is recorded as right-of-use assets, and the liability component is recorded as current lease liabilities and long-term lease liabilities in the Company’s consolidated balance sheets. As of December 31, 2022 and 2021, the Company did not record any finance leases. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the estimated rate the Company would be required to pay for a fully collateralized borrowing equal to the total lease payments over the term of the lease, to determine the present value of future minimum lease payments. The ROU asset also includes any lease payments made to the lessor at or before the commencement date, minus lease incentives received, and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components. Variable lease payments are expenses as incurred.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
Advertising Costs
The Company expenses the costs of advertising as incurred. Advertising expenses were $6.1 million and $5.1 million for the years ended December 31, 2022 and 2021, respectively.
Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss and was $0.2 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss and was $(0.4) million and $(0.6) million during the years ended December 31, 2022 and 2021, respectively.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and common stock subject to repurchase related to early exercise of stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of the shares issued upon early exercise of stock options subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
Comprehensive Loss
The Company is required to report all components of comprehensive loss, including net loss, in the financial statements in the period in which they are recognized. Comprehensive gain or loss is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. The Company’s currency translation adjustment and unrealized gains and losses from marketable securities are the components of other comprehensive income that are excluded from the reported net loss for all periods presented.
3.    Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance will require financial instruments to be measured at amortized cost, and trade accounts receivable to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. In

Pulmonx Corporation
Notes to Consolidated Financial Statements

November 2019, the FASB issued ASU 2019-10, according to which, the new standard is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, including the Company, the new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The standard will become effective for the Company beginning January 1, 2023. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis—The Company determines the fair value of long-lived assets held and used, such as intangible assets, by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. As noted above, there have been no impairment charges recorded to date. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates the fair value. The fair value of the term loan is estimated using Level 2 inputs.
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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Pulmonx Corporation
Notes to Consolidated Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,647	$—	$—	$4,647
Cash equivalents	4,647	—	—	4,647
U.S. Government agency bonds	14,743	15,872	—	30,615
Commercial paper	—	14,711	—	14,711
Marketable securities	14,743	30,583	—	45,326
Total financial assets	$19,390	$30,583	$—	$49,973

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$831	$—	$—	$831
Commercial paper	—	2,000	—	2,000
Corporate bonds	—	4,410	—	4,410
Cash equivalents	831	6,410	—	7,241
U.S. Government agency bonds	14,977	5,504	—	20,481
Commercial paper	—	19,107	—	19,107
Corporate bonds	—	2,914	—	2,914
Marketable securities	14,977	27,525	—	42,502
Total financial assets	$15,808	$33,935	$—	$49,743
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2022 and December 31, 2021.

Pulmonx Corporation
Notes to Consolidated Financial Statements

The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$30,897	$(282)	$—	$30,615
Commercial paper	14,740	(29)	—	14,711
Marketable securities	$45,637	$(311)	$—	$45,326
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				39,402
Long-term marketable securities				5,924
Marketable securities				$45,326

	December 31, 2021
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$20,509	$(28)	$—	$20,481
Corporate bonds	2,915	(1)	—	2,914
Commercial paper	19,102	—	5	19,107
Marketable securities	$42,526	$(29)	$5	$42,502
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				31,561
Long-term marketable securities				10,941
Marketable securities				$42,502
As of December 31, 2022 and 2021, all of the marketable securities are classified as available for sale, in which short-term marketable securities mature within one year and long-term marketable securities mature in one to two years.
At December 31, 2022 and 2021, accrued interest on marketable securities of $0.1 million and $0.1 million was included in prepaid expenses and other current assets on the consolidated balance sheets, respectively.
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,
	2022	2021
Cash	$97,089	$141,239
Cash equivalents:
Money market funds	4,647	831
Commercial paper	—	2,000
Corporate bonds	—	4,410
Total cash and cash equivalents	$101,736	$148,480

Pulmonx Corporation
Notes to Consolidated Financial Statements

Inventory
Inventory consists of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$3,820	$3,738
Work in process	386	518
Finished goods	15,641	12,029
Total inventory	$19,847	$16,285
Reported as:
Inventory	$14,564	$16,285
Long-term inventory	5,283	—
Total inventory	$19,847	$16,285
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$2,044	$1,869
Prepaid insurance	1,407	2,305
VAT and other receivable	602	362
Other current assets	290	347
Total prepaid expenses and other current assets	$4,343	$4,883
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of December 31, 2022, the Company has capitalized approximately $0.5 million of implementation costs, net of amortization. As of December 31, 2021, the Company did not capitalize expenses in implementation costs. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three years. As of December 31, 2022, approximately $0.3 million and $0.2 million capitalized costs were included in prepaid expenses and other current assets, and other long-term assets, respectively. Amortization expense, which was included in selling, general and administrative expenses, was $0.2 million and $0 for the years ended December 31, 2022 and December 31, 2021, respectively.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2022	2021
Machinery and equipment	$2,112	$1,635
Computer equipment and software	1,773	1,561
Furniture and fixtures	263	252
Leasehold improvements	2,277	2,277
Construction in progress	1,825	1,332
Total	8,250	7,057
Less: accumulated depreciation	(3,556)	(2,243)
Property and equipment, net	$4,694	$4,814
Depreciation expense for the years ended December 31, 2022 and December 31, 2021 was $1.4 million and $0.7 million, respectively.
Goodwill
Goodwill was $2.3 million as of December 31, 2022 and December 31, 2021 arising from the Company’s acquisition of Emphasys Medical, Inc, in March 2009. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill in 2022 and 2021. The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2022 and December 31, 2021 and determined that goodwill was not impaired.
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,520)	$138
Trademarks	191	(175)	16
Total intangible assets	$1,849	$(1,695)	$154

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,410)	$248
Trademarks	191	(162)	29
Total intangible assets	$1,849	$(1,572)	$277
Amortization expense relating to the intangibles totaled $0.1 million during each of the years ended on December 31, 2022 and 2021.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Future amortization expense is as follows (in thousands):

Year Ending December 31,
2023	$123
2024	31
Total amortization expense	$154
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued employee bonuses and commissions	$4,973	$4,741
Accrued vacation	2,113	1,850
Other accrued personnel related expenses	2,513	2,145
Accrued professional fees	2,366	2,420
Sales taxes, franchise tax and VAT	627	730
Liability for early exercise of stock options	145	399
Accrued inventory purchases	167	258
Other	372	823
Total accrued liabilities	$13,276	$13,366
6.    Long Term Debt
CIBC Loan
On February 20, 2020, the Company executed a Loan and Security Agreement with Canadian Imperial Bank of Commerce (“CIBC”), which the Company subsequently amended on April 17, 2020 and December 28, 2020 (as amended, the “CIBC Agreement”). The CIBC Agreement originally provided the Company with the ability to borrow up to $32.0 million in debt financing (“CIBC Loan”) consisting of $17.0 million advanced at the closing of the agreement (“Tranche A”), with the option to draw up to an additional $8.0 million (“Tranche B”) and an additional financing tranche (“Tranche C”) of up to $7.0 million on or prior to February 20, 2022. Neither Tranche B nor Tranche C was drawn before the option expired.
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
In March 2021, the Company entered into an Amended and Restated Loan and Security Agreement with CIBC (as amended, the “Amended and Restated CIBC Agreement”) which, among other things, extended the loan maturity date of the CIBC Loan from March 15, 2022 to February 20, 2025, and modified certain financial covenants. Per the amended terms, 36 equal payments of principal plus accrued interest would be due beginning March 31, 2022. In connection with the Amended and Restated CIBC Agreement, the Company paid fees to CIBC of less than

Pulmonx Corporation
Notes to Consolidated Financial Statements

$0.1 million which were recorded as a discount on the CIBC Loan and are being accreted over the life of the term loan using the effective interest method. The amendment was accounted for as a debt modification and no gain or loss was recognized.
In June 2021, the Company entered into a First Amendment to the Amended and Restated CIBC Agreement that extended the compliance of certain post-close covenants to March 31, 2022.
In October 2021, the Company entered into a Second Amendment to the Amended and Restated CIBC Agreement, which extended the interest only period of the loan from 24 months to 36 months. Under the amended terms, principal repayment will begin in February 2023. There was no change to the loan interest rate or maturity date.
In October 2022, the Company entered into a Third Amendment to the Amended and Restated CIBC Agreement (the “Third Amendment”) with CIBC, which amended certain provisions of the CIBC Loan. The amendment provided the option to draw up to an additional $20.0 million (“Amended Tranche B”) on or prior to October 31, 2023, which can be drawn in increments of at least $5.0 million. Upon request by the Company, CIBC may, in its sole discretion, make additional term loans of up to $10.0 million (“Amended Tranche C”) at any time. The Third Amendment extended the maturity date of the CIBC Loan from February 20, 2025 to October 31, 2027 and provided for a new interest only period of 24 months from the signing date of the Third Amendment, with the possibility of an additional extension of such interest only period of up to 12 months, subject to satisfaction of certain conditions set forth in the Third Amendment. The Company paid a commitment fee of less than $0.1 million in connection with the Third Amendment. The amendment was accounted for as a debt modification and no gain or loss was recognized.
The financial covenants in the Amended and Restated CIBC Agreement require that, when the cash and cash equivalents of the Company is less than $50.0 million if no Amended Tranche B loans have been made and less than $100.0 million if Amended Tranche B loans have been made, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to or greater than the Adjusted EBITDA loss as defined in the Amended and Restated CIBC Agreement for the four-month period ending on any date of determination if no Amended Tranche B loans have been made and an amount equal to the greater of $20.0 million and the Adjusted EBITDA loss as defined in the Amended and Restated CIBC Agreement for the six-month period ending on any date of determination if Amended Tranche B loans have been made. As of December 31, 2022, the Company was in compliance with all covenants contained in Amended and Restated CIBC Agreement.
The CIBC Loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The CIBC Loan is collateralized by substantially all of the Company’s assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. The Company may prepay the CIBC Loans without penalty. If the Company borrows any of the $20.0 million Amended Tranche B made available under the Third Amendment, the Company may prepay the loans, subject to certain conditions, including a prepayment fee equal to 2.0% of the principal amount repaid during the first year after the effective date of the Third Amendment or 1.0% of the principal amount prepaid during the second year after the effective date of the Third Amendment.
As of December 31, 2022, the CIBC Loan had an annual effective interest rate of 9.1% per year.

Pulmonx Corporation
Notes to Consolidated Financial Statements

The CIBC Loan consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Term loan	$17,000	$17,000
Less: debt issuance costs	(127)	(131)
Term loan	$16,873	$16,869
Reported as:
Short-term debt	$—	$—
Long-term debt	16,873	16,869
Total term loan	$16,873	$16,869
The Company paid $0.4 million fees to the lender and third parties, which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the year ended December 31, 2022 and December 31, 2021, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan amounted to $1.1 million and $0.8 million during the year ended December 31, 2022 and December 31, 2021, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement bears no interest and will be repaid in twelve equal installments, paid semi-annually, which began in March of 2022. As of December 31, 2022, Pulmonx International Sàrl repaid $0.1 million to the lender.
Contractual Maturities of Financing Obligations
As of December 31, 2022, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

2023	$1,535
2024	2,476
2025	6,900
2026	6,418
2027	4,996
Total	$22,325
Less: unamortized debt discount	(127)
Less: interest	(4,874)
Term loan and credit agreement	$17,324

Pulmonx Corporation
Notes to Consolidated Financial Statements

7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million as of December 31, 2022, which is expected to be recognized as revenue in 2023. The deferred revenue as of December 31, 2021 was $0.2 million, which was recognized as revenue during the year ended December 31, 2022.
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
In September 2020, the Company amended the sublease agreement entered into in April 2020, to include additional facility space in Redwood City, California for a four-year term. The amendment was accounted as a separate sublease agreement. The sublease agreement contained a rent-free period through February 14, 2021, after which rent is approximately $0.1 million per month and is subject to an annual increase of 3.5%. The Company is responsible for its share of real estate taxes, common area maintenance and management fees. The Company is eligible to receive a tenant improvement allowance of $0.7 million to fund facility enhancements. The sublease agreement can be extended for an additional twelve-month period, at the Company’s option. For accounting purposes, the lease term is 4 years as it is not reasonably certain that the Company will exercise the renewal option. The amendment also changed the lease term entered into in April 2020, which was extended until May 31, 2024, but left the early termination clause unchanged. In September 2021, the Company became reasonably certain that the early termination clause would not be exercised as capital expenditures on the facility build-out created sufficient disincentive to terminate the lease early. The lease term was reevaluated and extended from November 30, 2021 to May 31, 2024.
The Company has leases on ten vehicles with an average lease term of 2.9 years.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Operating lease cost consists of the following (in thousands):

	Years Ended December 31,
	2022	2021
Operating lease cost	$2,893	$2,878
Short-term lease cost	35	19
Variable lease cost	599	598
Total lease cost	$3,527	$3,495
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of December 31, 2022 (in thousands):

2023	$3,544
2024	2,953
2025	1,043
Total minimum lease payments	7,540
Less: Amount of lease payments representing interest	462
Present value of future minimum lease payments	$7,078
Less: Current lease liabilities	3,229
Long-term lease liabilities	$3,849
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	December 31,
	2022	2021
Right of use asset	$5,806	$8,075
Weighted average remaining lease term (years)	2.08	3.17
Weighted average discount rate (percent)	6.0%	6.0%
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$2,701	$2,805
Right-of-use assets obtained in exchange for lease liabilities	$229	$1,460
Service Agreement
In April 2022, the Company entered into an agreement with a service provider which requires total minimum purchases of $0.6 million, $0.4 million, and $0.4 million over the next three years. From inception of the agreement through December 31, 2022, the Company recorded $0.5 million of expense for services related to this agreement in cost of goods sold.

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
In December 2022, the Company received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division in connection with an investigation under the Anti-Kickback Statute and False Claims Act (the “Investigation”). The CID requests information and documents regarding the Company’s relationships with certain health care providers, medical practices, and hospitals in connection with the sales and marketing of the Zephyr Valves and related products and services. The Company is fully cooperating with the Investigation. The Company is unable to express a view at this time regarding the ultimate outcome of the Investigation or estimate an amount or range of reasonably possible loss. Depending on the outcome of the Investigation, there could be a material impact on the Company’s business, results of operations and financial condition.
9.    Income Taxes
Income before the provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2022	2021
Domestic	$(59,361)	$(49,176)
Foreign	791	858
Total loss before provision for taxes	$(58,570)	$(48,318)
The components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	66	46
Foreign	232	321
Total current expense	298	367

Deferred:
Federal	32	(18)
State	14	(1)
Foreign	9	(5)
Total deferred expense	55	(24)
Total income tax expense	$353	$343

Pulmonx Corporation
Notes to Consolidated Financial Statements

The reconciliation between the federal statutory rate and the Company’s effective tax rate is summarized below:

	Years Ended December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	(0.1)%	(0.1)%
Foreign earnings at different rates	(0.1)%	(0.1)%
Tax credits	1.8%	0.4%
Permanent differences	(4.6)%	4.4%
Prior year true-up	(0.8)%	0.0%
Change in valuation allowance	(17.8)%	(26.3)%
Effective tax rate	(0.6)%	(0.7)%
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$50,316	$43,804
Tax credit carryforwards	7,169	5,579
Accruals and reserves	1,900	1,638
Depreciation	183	—
Intangible assets	4,394	4,952
Capitalized research costs	2,838	—
Other	2,035	1,057
Gross deferred tax assets	68,835	57,030
Less: valuation allowance	(68,427)	(56,551)
Deferred tax assets	408	479
Deferred tax liabilities:
Depreciation	—	(43)
Goodwill	(502)	(473)
Net deferred tax liabilities	$(94)	$(37)
The Company has established a full valuation allowance against its U.S. net deferred tax assets due to the uncertainty surrounding the realization of such assets. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the U.S. net deferred tax assets have been fully offset by a valuation allowance of $68.4 million as of December 31, 2022. The valuation allowance increased by $11.9 million and $14.6 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company had a total net operating loss carryforwards for federal income tax purposes of approximately $212.2 million. If not utilized, these net federal operating loss carryforwards will begin to expire at the end of the year. The Company also had a state net operating loss carryforward of approximately $406.4 million which will expire beginning in the year 2023.

Pulmonx Corporation
Notes to Consolidated Financial Statements

For tax years in January 1, 2018 onwards, any federal net operating losses generated will be allowable for carry forward indefinitely, as opposed to the original expiration of 20 years. As of December 31, 2022, the Company had $140.3 million of federal net operating losses that can be carryforward indefinitely.
The Company also had federal and state research and development (“R&D”) tax credit carryforwards of approximately $4.3 million and $5.3 million, respectively. The federal tax R&D credit carryforwards will expire beginning in 2030 while the state tax credit carryforwards have no expiration date.
Utilization of the net operating loss carryforwards and R&D tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code, as defined in Section 382, and other similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. During the year ended December 31, 2018, the Company completed a section 382 study for which the Company wrote off deferred tax assets for NOLs and credits of $3.1 million and $1.2 million, respectively. Since the Company had a full valuation allowance on these assets, there was no material impact to the tax provision. The Company completed another section 382 study for the year ended December 31, 2020 for which the Company had a change in ownership. No additional NOLs or credits will expire unused due to the 2020 annual limitation. Based on management’s analysis for the year ended December 31, 2022 no further material NOLs or credits will expire unused due to Section 382 limitations.
Annually, the Company determines whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities in considering whether any tax benefit can be recorded in the consolidated financial statements. As of December 31, 2022, the Company had unrecognized tax benefits of approximately $8.6 million, none of which will affect the effective tax rate if recognized. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next 12 months.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

Balance at January 1, 2021	$8,248
Additions for tax positions related to prior year	173
Additions for tax positions related to current year	68
Balance at December 31, 2021	$8,489
Additions for tax positions related to prior year	106
Decreases for tax positions related to prior year	(153)
Additions for tax positions related to current year	200
Balance at December 31, 2022	$8,642
It is the Company's policy to include penalties and interest expense related to income taxes as a component of other income (expense), net and interest expense, respectively, as necessary.
The Company’s major tax jurisdictions are the United States and California, and Switzerland and Neuchâtel. All of the Company’s tax years will remain open for examination by the federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or R&D Credits. The Company does not have any tax audits or other issues pending.
As currently enacted, beginning in 2022, the Tax Cuts and Jobs Act (the "Tax Act") requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which is expected to decrease the amount of the Company's generated NOL during the year.

Pulmonx Corporation
Notes to Consolidated Financial Statements

10.    Stockholders’ Equity
Common Stock
As of December 31, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2022	2021
Common stock options issued and outstanding	2,495,528	2,145,131
Common stock restricted stock units issued and outstanding	998,473	442,428
Common stock available for future grants	3,765,706	3,751,115
Common stock available for ESPP	1,212,109	932,458
Total	8,471,816	7,271,132

Stock Option Plan
As of December 31, 2022, the Company reserved 12,747,171 shares of its common stock under its 2000 Stock Plan (the “2000 Stock Plan”), the 2010 Stock Plan (the “2010 Stock Plan”), the 2020 Stock Plan (the “2020 Stock Plan”), and the 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan” and, together with the 2000 Stock Plan, the 2010 Stock Plan and the 2020 Stock Plan, the “Stock Plans”). Options granted under the Stock Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to the Company employees (including officers and directors). Nonqualified stock options (“NSO”) may be granted to the Company employees and consultants. As of December 31, 2022 and December 31, 2021, no shares of common stock remain available for issuance to officers, directors, employees and consultants pursuant to the 2000 Stock Plan. In January 2023, the number of shares of common stock available for issuance under the 2020 Equity Incentive Plan was increased by 1,502,223 shares as a result of the automatic increase provision in the 2020 Equity Incentive Plan.
Options to purchase the Company’s common stock may be granted at a price not less than 100% of the fair market value in the case of ISO or NSO, except for an employee or non-employee with options who owns more than 10% of the voting power of all classes of stock of the Company in which case the exercise price shall be no less than 110% of the fair market value per share on the grant date. Fair market value is determined by the Board of Directors. Options vest as determined by the Board of Directors ranging from immediately upon grant to a rate of 25% per annum over four years from the grant date. Options expire as determined by the Board of Directors but not more than ten years after the date of grant.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Activity under the Stock Plans is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	2,923,403	$4.72
Options granted	421,200	43.79
Options exercised	(1,065,567)	1.77
Options canceled	(133,905)	11.44
Balance, December 31, 2021	2,145,131	$13.44
Options granted	765,900	24.09
Options exercised	(297,463)	2.13
Options canceled	(118,040)	28.30
Balance, December 31, 2022	2,495,528	$17.35

The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and December 31, 2021 was $4.6 million and $43.8 million, respectively.
The aggregate intrinsic value of options outstanding as of December 31, 2022 and December 31, 2021 was $6.9 million and $45.3 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of December 31, 2022 and December 31, 2021.

	December 31, 2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	1,107,541	$13.67	7.12
Options vested and expected to vest	2,495,528	$17.35	7.86
Total intrinsic value of options vested as of December 31, 2022 and December 31, 2021 was $4.1 million and $18.9 million, respectively.
Early Exercise of Stock Options
Under the terms of the individual option grants, options granted from the 2000 Stock Plan, the 2010 Stock Plan and the 2020 Stock Plan are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options granted under these plans may be exercised prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the years ended December 31, 2022 and 2021, the Company repurchased 14,459 and 12,945 shares of common stock for less than $0.1 million and less than $0.1 million, respectively. As of December 31, 2022 and December 31, 2021, 77,782 and 223,195 shares were subject to repurchase, with an aggregate exercise price of $0.1 million and $0.4 million, respectively, and were recorded in accrued liabilities on the consolidated balance sheets.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2021	—	$—
Granted	503,110	42.49
Vested	(40,908)	43.40
Canceled	(19,774)	43.60
Unvested, December 31, 2021	442,428	42.36
Granted	937,400	23.63
Vested	(251,133)	35.09
Canceled	(130,222)	33.85
Unvested, December 31, 2022	998,473	$27.72
The aggregate intrinsic value of restricted stock units outstanding as of December 31, 2022 and December 31, 2021 was $8.4 million and $14.2 million, respectively.
Stock-Based Compensation for Employees and Non-Employees
The weighted average grant-date fair value of the stock options granted during the years ended December 31, 2022, December 31, 2021 was $10.74 and $18.81 per share, respectively.
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

Years Ended December 31,
	2022	2021
Weighted average expected term (in years)	6.0 - 6.1	5.0 - 6.3
Volatility	44.5% - 44.8%	44.0% - 44.5%
Risk-free interest rate	1.6% - 3.6%	0.6% - 1.0%
Dividend yield	—	—
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

Volatility
The expected stock price volatility assumptions for the Company’s stock options for the years ended December 31, 2022 and December 31, 2021 was determined by examining the historical volatilities for industry peers, referred to as “guideline” companies, as the Company had limited trading history for the Company’s common stock. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.
Risk-Free Rate
The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.
Dividend Yield
The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
Fair Value of Common Stock
The fair value of the Company’s common stock is determined based on its closing market price on the date of grant.
2020 Employee Share Purchase Plan
In September 2020, the Company adopted the ESPP, which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 720,000 shares of common stock were initially reserved for issuance under the ESPP. The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 2,500 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company entered into a new offering period beginning August 16, 2022 and ending February 15, 2023.
The Company issued 89,666 and 144,479 shares under the ESPP for the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, there were 1,212,109 shares authorized for future purchase under the ESPP. In January 2023, the number of shares of common stock available for issuance under the ESPP was increased by 375,556 shares as a result of the automatic increase provision in the ESPP.
Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model.

	Years Ended December 31,
	2022	2021
Weighted average expected term (in years)	0.5	0.5
Volatility	37.8% - 42.8%	36.1% - 42%
Risk-free interest rate	0.7% - 3.1%	0.1%
Dividend yield	—	—
Total Stock-Based Compensation

Pulmonx Corporation
Notes to Consolidated Financial Statements

Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2022	2021
Cost of goods sold	$686	$587
Research and development	2,190	1,278
Selling, general and administrative	13,569	8,665
Total	$16,445	$10,530
The above stock-based compensation expense related to the following equity-based awards:

	Years Ended December 31,
	2022	2021
Stock options and restricted stock units	$15,807	$7,959
ESPP	638	2,571
Total	$16,445	$10,530
Stock-based compensation of $1.2 million and $1.0 million was capitalized into inventory for the years ended December 31, 2022 and 2021, respectively. Stock-based compensation capitalized in prior periods of $0.7 million and $0.6 million was recognized as cost of sales in the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, there was $41.6 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.73 years. The total grant date fair value of shares and restricted stock units vested during the years ended December 31, 2022 and December 31, 2021 was $15.5 million and $8.3 million, respectively.
As of December 31, 2022, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.
11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2022	2021
Numerator
Net loss attributable to common stockholders	$(58,923)	$(48,661)
Denominator
Weighted-average common stock outstanding	37,248,292	36,406,507
Less: weighted-average common shares subject to repurchase	(151,751)	(277,098)
Weighted-average common shares used to compute basic and diluted net loss per share	37,096,541	36,129,409
Net loss per share attributable to common stockholders, basic and diluted	$(1.59)	$(1.35)

Pulmonx Corporation
Notes to Consolidated Financial Statements

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	Years Ended December 31,
	2022	2021
Options to purchase common stock	2,495,528	2,145,131
Unvested restricted stock units	998,473	442,428
Unvested early exercised common stock options	77,782	223,195
Shares committed under ESPP	28,141	27,327
Total Shares	3,599,924	2,838,081

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
Revenue by geographic area is based on the billing address of the customer. The following table sets forth our revenue by geographic area (in thousands):

	Year Ended December 31,
	2022	2021
United States	$32,487	$24,991
Europe, Middle-East and Africa (“EMEA”)	18,154	19,883
Asia Pacific	2,866	3,414
Other International	155	128
Total	$53,662	$48,416
Revenue from Germany represented 11% and 12% of total revenue for the years ended December 31, 2022 and 2021, respectively. Revenue from France represented 7% and 9% of total revenue for the years ended December 31, 2022 and 2021, respectively.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth our long-lived assets by geographic area (in thousands):

	December 31,
	2022	2021
United States	$4,634	$4,767
Europe, Middle-East and Africa	58	42
Asia Pacific	2	5
Total	$4,694	$4,814

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
14.    Subsequent Events
In February 2023, the Company drew $20.0 million of the Amended Tranche B of the CIBC Loan. The Amended Tranche B bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate and has the same repayment terms as Tranche A. Upon draw of the Amended Tranche B the financial covenants in the CIBC Agreement require that, when the cash and cash equivalents of the Company is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to the greater of $20.0 million and the Adjusted EBITDA loss as defined in the CIBC Agreement for the six-month period ending on any date of determination.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Remediation of Previously Reported Material Weakness
As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in connection with the preparation of our consolidated financial statements, a material weakness in our internal control over financial reporting was identified in the fiscal year ended December 31, 2021. We determined a material weakness existed relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures. During the year ended December 31, 2022, our management, under the oversight of our Audit Committee and in consultation with outside advisors, implemented measures designed to ensure that the control deficiencies contributing to the material weakness were remediated. These remediation measures included, but were not limited to: (i) implementing enhanced process controls around user access management and (ii) expanding the management and governance over user access and system controls. Management has concluded, through testing of the design and operating effectiveness of the newly designed controls that the previously identified material weakness was remediated as of December 31, 2022.
Our management has concluded that the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Control over Financial Reporting
Other than as described above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and executive officers set forth under the headings “Proposal No.1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information Regarding Executive Officers” of the 2023 Proxy Statement is incorporated herein by reference.
Information regarding our Audit Committee, including the members of our Audit Committee, set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Audit Committee” of the 2023 Proxy Statement is incorporated herein by reference.
Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee” of the 2023 Proxy Statement is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act, if any, set forth under the heading “Delinquent Section 16(a) Reports” of the 2023 Proxy Statement is incorporated herein by reference.
Information regarding our Code of Business Conduct and Ethics set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics” of the 2023 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation and director compensation set forth under the headings “Executive Compensation” and “Director Compensation,” respectively, of the 2023 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the 2023 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the section captioned “Transactions with Related Persons and Indemnification” of the 2023 Proxy Statement is incorporated herein by reference.
Information regarding director independence set forth under the heading “Information Regarding the Board of Directors and Corporate Governance” of the 2023 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding our independent auditor fees and serves in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” of the 2023 Proxy Statement is incorporated herein by reference.
Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditor in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” of the 2023 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) FINANCIAL STATEMENTS
Our consolidated financial statements are listed in the “Index to the Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2) FINANCIAL STATEMENT SCHEDULES
All schedules to the financial statements are omitted because they are not applicable, not material or the required information is shown in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(3) EXHIBITS
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

4.1	Form of common stock certificate of Pulmonx Corporation.	S-1/A	333-248635	4.1	September 24, 2020

4.2	Amended and Restated Investors’ Rights Agreement by and among Pulmonx Corporation and certain of its stockholders, dated April 16, 2019.	S-1/A	333-248635	4.2	September 24, 2020

4.3	Description of common stock of Pulmonx Corporation.	10-K	001-39562	4.3	March 15, 2021

10.1+	Amended and Restated 2010 Stock Plan.	S-8	333-249187	99.1	October 1, 2020

10.2+	Forms of Notice of Stock Option Grant, Option Agreement, and Exercise Notice under Amended and Restated 2010 Stock Plan.	S-8	333-249187	99.2	October 1, 2020

10.3+	Amended and Restated 2020 Stock Plan.	S-8	333-249187	99.3	October 1, 2020

10.4+	Forms of Notice of Stock Option Grant, Option Agreement, and Exercise Notice under Amended and Restated 2020 Stock Plan.	S-8	333-249187	99.4	October 1, 2020

10.5+	2020 Equity Incentive Plan.	S-8	333-249187	99.5	October 1, 2020

10.6+	Forms of Option Agreement and Notice of Stock Option Grant under 2020 Equity Incentive Plan.	S-8	333-249187	99.6	October 1, 2020

10.7+	Form of Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.	S-8	333-249187	99.7	October 1, 2020

10.8+	2020 Employee Stock Purchase Plan.	S-8	333-249187	99.8	October 1, 2020

10.9	Form of Indemnification Agreement by and between Pulmonx Corporation and each of its directors and executive officers.	S-1/A	333-248635	10.9	September 24, 2020

10.10+	Executive Employment Agreement, by and between Pulmonx Corporation and Glendon E. French, dated December 10, 2014.	S-1/A	333-248635	10.10	September 24, 2020

10.11+	Offer Letter Agreement, by and between Pulmonx Corporation and Geoffrey Beran Rose, dated December 11, 2014.	S-1/A	333-248635	10.11	September 24, 2020

10.12+	Offer Letter Agreement, by and between Pulmonx Corporation and Derrick Sung, Ph.D., dated March 12, 2019.	S-1/A	333-248635	10.12	September 24, 2020

10.13+	Offer Letter Agreement, by and between Pulmonx Corporation and David Lehman, dated September 15, 2020	10-K	001-39562	10.13	March 15, 2021

10.14	Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated September 4, 2009.	S-1/A	333-248635	10.18	September 24, 2020

10.15	First Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated October 3, 2014.	S-1/A	333-248635	10.19	September 24, 2020

10.16	Second Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated November 7, 2019.	S-1/A	333-248635	10.20	September 24, 2020

10.17	Sublease, by and between Pulmonx Corporation and Genomic Health, Inc., dated April 8, 2020.	S-1/A	333-248635	10.21	September 24, 2020

10.18	First Amendment to Sublease Agreement, by and between Pulmonx Corporation and Genomic Health, Inc., dated September 10, 2020.	S-1/A	333-248635	10.22	September 24, 2020

10.19	Intellectual Property Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated February 20, 2020.	S-1/A	333-248635	10.25	September 24, 2020

10.20	Note Purchase Agreement and Form of 2020 Note, by and between Pulmonx Corporation and the purchasers of the 2020 Notes, dated April 17, 2020.	S-1/A	333-248635	10.26	September 24, 2020

10.21+	Pulmonx Corporation Severance and Change in Control Plan and related participation agreement.	S-1/A	333-248635	10.27	September 28, 2020

10.22	Second Amendment and Waiver to Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated December 28, 2020.	10-Q	001-39562	10.1	May 12, 2021

10.23	Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank Commerce, dated March 29, 2021.	10-Q	001-39562	10.2	May 12, 2021

10.24+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39562	10.3	May 12, 2021

10.25	First Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated June 17, 2021.	10-Q	001-39562	10.1	August 10, 2021

10.26	Second Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated October 21, 2021.	10-Q	001-39562	10.1	November 9, 2021

10.27	Third Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated October 31, 2022.					X

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on signature page hereto).					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on the 1st day of March, 2023.

PULMONX CORPORATION

By:	/s/Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

By:	/s/Derrick Sung
Derrick Sung, Ph.D.
Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glendon E. French and Derrick Sung, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Glendon E. French	President, Chief Executive Officer and Director	March 1, 2023
Glendon E. French	(Principal Executive Officer)

/s/Derrick Sung, Ph.D.	Chief Financial Officer	March 1, 2023
Derrick Sung, Ph.D.	(Principal Financial Officer and Principal Accounting Officer)

/s/Thomas W. Burns	Director	March 1, 2023
Thomas W. Burns

/s/Richard Ferrari	Director	March 1, 2023
Richard Ferrari

/s/Daniel P. Florin	Director	March 1, 2023
Daniel P. Florin

/s/Georgia Garinois-Melenikiotou	Director	March 1, 2023
Georgia Garinois-Melenikiotou

/s/Alissa Hsu Lynch	Director	March 1, 2023
Alissa Hsu Lynch

/s/Dana G. Mead, Jr.	Director	March 1, 2023
Dana G. Mead, Jr.

/s/Tiffany Sullivan	Director	March 1, 2023
Tiffany Sullivan