Form 10-Q
period 2023-03-31
Pulmonx Corp
filed 2023-05-08
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2023 there were 37,748,083 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

2

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy, plans, and objectives of management for future operations and statements that are necessarily dependent upon future events are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
ii

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$110,407	$101,736
Restricted cash	231	231
Short-term marketable securities	42,429	39,402
Accounts receivable, net	8,171	8,677
Inventory	15,588	14,564
Prepaid expenses and other current assets	4,472	4,343
Total current assets	181,298	168,953
Long-term marketable securities	2,637	5,924
Long-term inventory	4,774	5,283
Property and equipment, net	4,490	4,694
Goodwill	2,333	2,333
Intangible assets, net	123	154
Right of use assets	5,152	5,806
Other long-term assets	465	529
Total assets	$201,272	$193,676

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,890	$1,758
Accrued liabilities	10,632	13,276
Income taxes payable	60	19
Deferred revenue	107	120
Short-term debt	91	90
Current lease liabilities	3,299	3,229
Total current liabilities	17,079	18,492
Deferred tax liability	71	94
Long-term lease liabilities	3,015	3,849
Long-term debt	37,173	17,234
Total liabilities	57,338	39,669
Commitments and contingencies (Note 8)
Stockholders’ equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 37,730,676 shares issued and outstanding as of March 31, 2023 and 37,555,565 shares issued and outstanding as of December 31, 2022	38	38
Additional paid-in capital	508,254	502,712
Accumulated other comprehensive income	1,820	1,575
Accumulated deficit	(366,178)	(350,318)
Total stockholders’ equity	143,934	154,007
Total liabilities and stockholders’ equity	$201,272	$193,676
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$14,535	$10,785
Cost of goods sold	3,946	2,674
Gross profit	10,589	8,111
Operating expenses
Research and development	4,253	3,534
Selling, general and administrative	22,736	20,245
Total operating expenses	26,989	23,779
Loss from operations	(16,400)	(15,668)
Interest income	1,127	105
Interest expense	(571)	(198)
Other income (expense), net	108	—
Net loss before tax	(15,736)	(15,761)
Income tax expense	124	67
Net loss	(15,860)	(15,828)
Other comprehensive income
Currency translation adjustment	72	(24)
Change in unrealized gain (loss) on marketable securities	173	(245)
Total other comprehensive income (loss)	245	(269)
Comprehensive loss	$(15,615)	$(16,097)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,572,382	36,805,366
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2023	37,555,565	$38	$502,712	$1,575	$(350,318)	$154,007
Issuance of common stock upon vesting of restricted stock units	66,895	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,006	—	46	—	—	46
Issuance of shares pursuant to Employee Stock Purchase Plan	85,210	—	676	—	—	676
Change in shares subject to repurchase	—	—	56	—	—	56
Stock-based compensation expense	—	—	4,764	—	—	4,764
Currency translation adjustment	—	—	—	72	—	72
Change in unrealized gains on marketable securities	—	—	—	173	—	173
Net loss	—	—	—	—	(15,860)	(15,860)
Balances at March 31, 2023	37,730,676	$38	$508,254	$1,820	$(366,178)	$143,934

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2022	36,931,762	$37	$482,885	$1,712	$(291,395)	$193,239
Issuance of common stock upon vesting of restricted stock units	21,392	—	—	—	—	—
Issuance of common stock upon exercise of stock options	99,265	—	221	—	—	221
Issuance of shares pursuant to Employee Stock Purchase Plan	46,002	—	1,108	—	—	1,108
Change in shares subject to repurchase	—	—	59	—	—	59
Stock-based compensation expense	—	—	3,615	—	—	3,615
Currency translation adjustment	—	—	—	(24)	—	(24)
Change in unrealized losses on marketable securities	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(15,828)	(15,828)
Balances at March 31, 2022	37,098,421	$37	$487,888	$1,443	$(307,223)	$182,145
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(15,860)	$(15,828)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,638	3,513
Loss on disposal of fixed assets	1	—
Inventory write-downs	273	46
Depreciation and amortization expense	437	368
Amortization of debt discount and debt issuance costs	10	18
Amortization of premiums and discounts on marketable securities	(203)	21
Non-cash lease expense	654	614
Net changes in operating assets and liabilities:
Accounts receivable	531	(277)
Inventory	(604)	(2,021)
Prepaid expenses and other current assets	(168)	(406)
Other assets	(5)	17
Accounts payable	868	1,261
Accrued liabilities	(2,478)	(2,313)
Income taxes payable	40	(2)
Lease liabilities	(765)	(7)
Deferred revenue	(13)	(30)
Net cash used in operating activities	(12,644)	(15,026)
Cash flows from investing activities
Purchases of investments	(13,115)	(9,308)
Maturities of short-term marketable securities	13,750	4,250
Purchases of property and equipment	(61)	(564)
Net cash provided by (used in) investing activities	574	(5,622)
Cash flows from financing activities
Proceeds from borrowing under term loan	20,000	—
Proceeds from exercise of common stock options	44	207
Proceeds from issuance of common stock under the employee stock purchase plan	676	1,108
Net cash provided by financing activities	20,720	1,315
Effect of exchange rate changes on cash and cash equivalents	21	21
Net increase (decrease) in cash and cash equivalents	8,671	(19,312)
Cash, cash equivalents and restricted cash, at beginning of the period	101,967	148,711
Cash, cash equivalents and restricted cash, at end of the period	$110,638	$129,399
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$110,407	$129,168
Restricted cash	231	231
Cash, cash equivalents and restricted cash in consolidated balance sheets	$110,638	$129,399

Supplemental non-cash items:
Lapse in repurchase rights of common stock	$56	$59
Purchases of property and equipment in accounts payable and accrued liabilities	$469	$456
Amount receivable from exercise of common stock options	$2	$24
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$92	$29
Cash paid for interest	$356	$178
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $366.2 million as of March 31, 2023. During the three months ended March 31, 2023 and 2022, the Company used $12.6 million and $15.0 million of cash in its operating activities, respectively. As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $155.5 million. Historically, the Company’s activities have been financed through the sale of equity securities, debt financing arrangements and sales of its products.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 1, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2023 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2023 and 2022 have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.
Use of Estimates
The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Significant estimates and assumptions include reserves and write-downs related to inventories, classification of short-term and long-term inventories, the recoverability of long-term assets, stock-based compensation, intangible assets, goodwill, debt and related features, deferred tax assets and related valuation allowances and impact of contingencies.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Deposit Insurance Corporation (“FDIC”) insured limits. As of March 31, 2023 and December 31, 2022, the Company also had cash on deposit with foreign banks of approximately $3.8 million and $4.5 million, respectively, that was not federally insured.
The Company earns revenue from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the three months ended March 31, 2023 and 2022. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. At March 31, 2023 and December 31, 2022, no customer accounted for more than 10% of accounts receivable. For the three months ended March 31, 2023 and 2022, no customer accounted for more than 10% of revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.
Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and was $0.1 million and less than $(0.1) million during the three months ended March 31, 2023 and 2022, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and was less than $0.1 million and less than $(0.1) million during the three months ended March 31, 2023 and 2022, respectively.
Credit Losses—Marketable Securities
For marketable securities in an unrealized loss position, the Company periodically assesses its portfolio for impairment. The assessment first considers the intent or requirement to sell the marketable security. If either of these criteria are met, the amortized cost basis is written down to fair value through earnings.
Beginning January 1, 2023, if the criteria above are not met, the Company evaluates whether the decline resulted from credit losses or other factors by considering the extent to which fair value is less than amortized cost, any changes to the rating of the marketable security by a rating agency, and any adverse conditions specifically related to the marketable security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the marketable security is compared to the amortized cost basis of the marketable security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive loss.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Credit Losses—Accounts Receivable
Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. As of March 31, 2023 and December 31, 2022, accounts receivable is presented net of an allowance for credit losses of $0.1 million and $0.1 million, respectively.
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
3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance will require financial instruments to be measured at amortized cost, and trade accounts receivable to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. In November 2019, the FASB issued ASU 2019-10, according to which, the new standard is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, including the Company, the new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The Company adopted

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

ASU 2016-13 as of January 1, 2023 and the adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements and related disclosures.
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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$25,457	$—	$—	$25,457
Cash equivalents	25,457	—	—	25,457
U.S. Government agency bonds	9,144	19,336	—	28,480
Commercial paper	—	16,586	—	16,586
Marketable securities	9,144	35,922	—	45,066
Total financial assets	$34,601	$35,922	$—	$70,523
There were no liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2023.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,647	$—	$—	$4,647
Cash equivalents	4,647	—	—	4,647
U.S. Government agency bonds	14,743	15,872	—	30,615
Commercial paper	—	14,711	—	14,711
Marketable securities	14,743	30,583	—	45,326
Total financial assets	$19,390	$30,583	$—	$49,973
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2022.
The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$28,597	$(119)	$2	$28,480
Commercial paper	16,607	(23)	2	16,586
Marketable securities	$45,204	$(142)	$4	$45,066
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				42,429
Long-term marketable securities				2,637
Marketable securities				$45,066

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$30,897	$(282)	$—	$30,615
Commercial paper	14,740	(29)	—	14,711
Marketable securities	$45,637	$(311)	$—	$45,326
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				39,402
Long-term marketable securities				5,924
Marketable securities				$45,326
The unrealized losses for marketable securities relate to changes in interest rates. No allowance for credit losses was recorded as of March 31, 2023 and December 31, 2022, and no impairment losses were recognized for the three months ended March 31, 2023.
Accrued interest receivable on marketable securities of $0.2 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively, is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the three months ended March 31, 2023.
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Cash	$84,950	$97,089
Cash equivalents:
Money market funds	25,457	4,647
Total cash and cash equivalents	$110,407	$101,736

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Inventory
Inventory consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$3,483	$3,820
Work in process	473	386
Finished goods	16,406	15,641
Total inventory	$20,362	$19,847
Reported as:
Inventory	$15,588	$14,564
Long-term inventory	4,774	5,283
Total inventory	$20,362	$19,847
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expenses	$2,607	$2,044
Prepaid insurance	1,044	1,407
VAT and other receivable	674	602
Other current assets	147	290
Total prepaid expenses and other current assets	$4,472	$4,343
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of March 31, 2023 and December 31, 2022, the Company has capitalized approximately $0.5 million and $0.5 million in implementation costs, net of amortization, respectively. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three years. As of March 31, 2023, approximately $0.4 million and $0.1 million capitalized costs were included in prepaid expenses and other current assets, and other long-term assets, respectively. Amortization expense, which was included in selling, general and administrative expenses, was $0.1 million and $0 for the three months ended March 31, 2023 and 2022, respectively.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Machinery and equipment	$2,167	$2,112
Computer equipment and software	1,828	1,773
Furniture and fixtures	263	263
Leasehold improvements	2,277	2,277
Construction in progress	1,872	1,825
Total	8,407	8,250
Less: accumulated depreciation	(3,917)	(3,556)
Property and equipment, net	$4,490	$4,694
Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.3 million, respectively.
Goodwill
Goodwill was $2.3 million as of March 31, 2023 and December 31, 2022 arising from the Company’s acquisition of Emphasys Medical, Inc, in March 2009. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill in the three months ended March 31, 2023 and 2022. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through March 31, 2023, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the three months ended March 31, 2023.
Intangible Assets
Intangible assets consist of the following (in thousands):

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,548)	$110
Trademarks	191	(178)	13
Total intangible assets	$1,849	$(1,726)	$123

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,520)	$138
Trademarks	191	(175)	16
Total intangible assets	$1,849	$(1,695)	$154
Amortization expense relating to the intangibles totaled less than $0.1 million during each of the three months ended March 31, 2023 and 2022, respectively.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Future amortization expense is as follows as of March 31, 2023 (in thousands):

2023 (remaining nine months)	$92
2024	31
Total amortization expense	$123
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued employee bonuses and commissions	$2,803	$4,973
Accrued vacation	2,341	2,113
Other accrued personnel related expenses	1,615	2,513
Accrued professional fees	2,701	2,366
Sales taxes, franchise tax and VAT	676	627
Liability for early exercise of stock options	89	145
Accrued inventory purchases	160	167
Other	247	372
Total accrued liabilities	$10,632	$13,276
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
In March 2021, the Company entered into an Amended and Restated Loan and Security Agreement with CIBC (as amended, the “Amended and Restated CIBC Agreement”) which, among other things, extended the loan maturity date of the CIBC Loan from March 15, 2022 to February 20, 2025, and modified certain financial covenants. Per the

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

amended terms, 36 equal payments of principal plus accrued interest would be due beginning March 31, 2022. In connection with the Amended and Restated CIBC Agreement, the Company paid fees to CIBC of less than $0.1 million which were recorded as a discount on the CIBC Loan and are being accreted over the life of the term loan using the effective interest method. The amendment was accounted for as a debt modification and no gain or loss was recognized.
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
In February 2023, the Company drew $20.0 million of the Amended Tranche B of the CIBC Loan. The Amended Tranche B bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate and has the same repayment terms as the Tranche A.
Upon draw of the Amended Tranche B, the financial covenants in the Amended and Restated CIBC Agreement require that, when the cash and cash equivalents of the Company is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to the greater of $20.0 million and the Adjusted EBITDA loss as defined in the Amended and Restated CIBC Agreement for the six-month period ending on any date of determination. As of March 31, 2023, the Company was in compliance with all covenants contained in Amended and Restated CIBC Agreement.
The CIBC Loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The CIBC Loan is collateralized by substantially all of the Company’s assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. The Company may prepay the borrowings under the Amended and Restated CIBC Agreement, subject to certain conditions, including a prepayment fee equal to 2.0% of the principal amount repaid during the first year after the effective date of the Third Amendment or 1.0% of the principal amount prepaid during the second year after the effective date of the Third Amendment.
As of March 31, 2023, the CIBC Loan had an annual effective interest rate of 9.6% per year.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The CIBC Loan consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Term loan	$37,000	$17,000
Less: debt issuance costs	(191)	(127)
Term loan	$36,809	$16,873
The Company paid $0.5 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the three months ended March 31, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.6 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly-owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement initially bore no interest through March 31, 2023. Beginning April 1, 2023, the COVID-19 Credit Agreement bears interest at a rate of 1.5% per year payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. As of March 31, 2023, Pulmonx International Sàrl repaid $0.1 million to the lender.
Contractual Maturities of Financing Obligations
As of March 31, 2023, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

2023 (remaining nine months)	$2,600
2024	5,469
2025	15,058
2026	13,948
2027	10,790
Total	47,865
Less: unamortized debt discount	(191)
Less: interest	(10,410)
Term loan and credit agreement	$37,264
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively. The deferred revenue as of December 31, 2022 of $0.1 million was recognized as revenue during the three months ended March 31, 2023.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
The Company has leases on ten vehicles with an average lease term of 2.9 years.
Operating lease cost consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$721	$724
Short-term lease cost	8	9
Variable lease cost	154	147
Total lease cost	$883	$880

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of March 31, 2023 (in thousands):

2023 (remaining nine months)	$2,675
2024	2,970
2025	1,044
Total minimum lease payments	6,689
Less: Amount of lease payments representing interest	375
Present value of future minimum lease payments	$6,314
Less: Current lease liabilities	3,299
Long-term lease liabilities	$3,015
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	March 31, 2023	December 31, 2022
Right of use asset	$5,152	$5,806
Weighted average remaining lease term (years)	1.83	2.08
Weighted average discount rate (percent)	6.0%	6.0%
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$872	$131
Right-of-use assets obtained in exchange for lease liabilities	$—	$56
Service Agreement
In April 2022, the Company entered into an agreement with a service provider which requires total minimum purchases of $0.6 million, $0.4 million, and $0.4 million over the next three years. From inception of the agreement through March 31, 2023, the Company recorded $0.6 million of expense for services related to this agreement in cost of goods sold.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Company is unable to express a view at this time regarding the ultimate outcome of the Investigation or estimate an amount or range of reasonably possible loss. Depending on the outcome of the Investigation, there could be a material impact on the Company’s business, results of operations and financial condition.
9.    Income Taxes
The income tax expense for the three months ended March 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, and non-recognition of US tax benefit because of a full valuation allowance against US deferred tax assets.
The income tax expense for the three months ended March 31, 2023 and 2022 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
10.    Stockholders’ Equity
Common Stock
As of March 31, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	March 31,	December 31,
	2023	2022
Common stock options issued and outstanding	3,278,913	2,495,528
Common stock restricted stock units issued and outstanding	2,696,843	998,473
Common stock available for future grants	2,681,944	3,765,706
Common stock available for ESPP	1,502,455	1,212,109
Total	10,160,155	8,471,816

Stock Option Plan
A summary of stock option activity for the three months ended March 31, 2023 is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2023	2,495,528	$17.35
Options granted	835,400	11.48
Options exercised	(23,006)	2.02
Options canceled	(29,009)	17.29
Balance, March 31, 2023	3,278,913	$15.97

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The aggregate intrinsic value of options outstanding as of March 31, 2023 was $9.6 million.

	March 31, 2023
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	1,248,108	$14.21	6.95
Options vested and expected to vest	3,278,913	$15.97	8.19
Total intrinsic value of options vested as of March 31, 2023 was $6.3 million.
Early Exercise of Stock Options
Under the terms of the individual option grants, options are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options may be exercised prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the three months ended March 31, 2023 and 2022, the Company did not repurchase shares of common stock. As of March 31, 2023 and December 31, 2022, 46,012 and 77,782 shares, respectively, were subject to repurchase, with an aggregate exercise price of $0.1 million and $0.1 million, respectively, and were recorded in other current liabilities.
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2023	998,473	$27.72
Granted	1,800,120	11.48
Vested	(66,895)	32.08
Canceled	(34,855)	22.68
Unvested, March 31, 2023	2,696,843	$16.84
The aggregate intrinsic value of restricted stock units outstanding as of March 31, 2023 was $30.2 million.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$223	$147
Research and development	566	421
Selling, general and administrative	3,849	2,945
Total	$4,638	$3,513
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options and restricted stock units	$4,540	$3,312
ESPP	98	201
Total	$4,638	$3,513
Stock-based compensation of $0.3 million and $0.2 million was capitalized into inventory for the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation capitalized in prior periods of $0.2 million and $0.1 million was recognized as cost of sales in the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, there was $63.5 million of unrecognized compensation costs related to unvested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 3.1 years. The total grant date fair value of shares vested during the three months ended March 31, 2023 and 2022 was $4.0 million and $2.7 million, respectively.
As of March 31, 2023, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.4 years.
11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss attributable to common stockholders	$(15,860)	$(15,828)
Denominator
Weighted-average common stock outstanding	37,630,339	37,007,527
Less: weighted-average common shares subject to repurchase	(57,957)	(202,161)
Weighted-average common shares used to compute basic and diluted net loss per share	37,572,382	36,805,366
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.43)

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2023	2022
Options to purchase common stock	3,278,913	2,687,031
Unvested restricted stock units	2,696,843	1,110,887
Unvested early exercised common stock options	46,012	189,266
Shares committed under ESPP	20,155	24,252
Total	6,041,923	4,011,436

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
Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$9,337	$6,013
Europe, Middle-East and Africa (“EMEA”)	4,531	4,053
Asia Pacific	596	719
Other International	71	—
Total	$14,535	$10,785
Revenue from Germany and France represented 8% and 8%, respectively, of total revenue for the three months ended March 31, 2023. Revenue from Germany and France represented 13% and 8%, respectively, of total revenue for the three months ended March 31, 2022.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2023	2022
United States	$4,434	$4,634
EMEA	55	58
Asia Pacific	1	2
Total	$4,490	$4,694

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report entitled “Forward-Looking Statements” and “Risk Factors,” under Part II, Item 1A and those discussed in our Annual Report on Form 10-K for the year ending December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023.
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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $14.5 million, with a gross margin of 72.9% and a net loss of $15.9 million, for the three months ended March 31, 2023 compared to revenue of $10.8 million, with a gross margin of 75.2% and a net loss of $15.8 million, for the three months ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $366.2 million, cash, cash equivalents and marketable securities of $155.5 million, and $37.3 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the three months ended March 31, 2023 and 2022.
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

Results of Operations:
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the period indicated:

	Three months ended
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$14,535	$10,785	$3,750	34.8%
Costs of goods sold	3,946	2,674	1,272	47.6%
Gross profit	10,589	8,111	2,478	30.6%
Operating expenses:
Research and development	4,253	3,534	719	20.3%
Selling, general and administrative	22,736	20,245	2,491	12.3%
Total operating expenses	26,989	23,779	3,210	13.5%
Loss from operations	(16,400)	(15,668)	(732)	4.7%
Interest income	1,127	105	1,022	973.3%
Interest expense	(571)	(198)	(373)	188.4%
Other income (expense), net	108	—	108	100.0%
Net loss before tax	(15,736)	(15,761)	25	(0.2)%
Income tax expense	124	67	57	85.1%
Net loss	$(15,860)	$(15,828)	$(32)	0.2%
Revenue
Revenue increased by $3.8 million, or 34.8%, to $14.5 million during the three months ended March 31, 2023, compared to $10.8 million during the three months ended March 31, 2022. The sale of products in the United States increased by $3.3 million to $9.3 million during the three months ended March 31, 2023, compared to $6.0 million for the three months ended March 31, 2022. The sale of products in international markets increased by $0.4 million to $5.2 million during the three months ended March 31, 2023, compared to $4.8 million for the three months ended March 31, 2022. The increase in U.S. revenue reflects continued growth of Zephyr Valve procedure volumes in the United States, while the increase in international revenue reflects higher international procedure volumes offset by the impact of foreign currency exchange rates.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.3 million, or 47.6%, to $3.9 million during the three months ended March 31, 2023, compared to $2.7 million during the three months ended March 31, 2022. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we expanded headcount and invested in operational infrastructure to support anticipated growth. Gross margin decreased by 2.3% to 72.9% during the three months ended March 31, 2023, compared to 75.2% during the three months ended March 31, 2022. The decrease was primarily due to lower capacity utilization during the three months ended March 31, 2023.
Research and Development Expenses
Research and development expenses increased by $0.7 million, or 20.3%, to $4.3 million during the three months ended March 31, 2023, compared to $3.5 million during the three months ended March 31, 2022. The increase in research and development expense was primarily due to increases of $0.2 million in personnel related expenses including stock-based compensation, $0.3 million increase in costs associated with our clinical trials, including fees paid to clinical research organizations, $0.2 million increase in external studies and testing services in support of product development.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.5 million, or 12.3%, to $22.7 million during the three months ended March 31, 2023, compared to $20.2 million during the three months ended March 31, 2022. The increase in selling, general and administrative expenses was primarily due to $2.0 million of payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, an increase of $0.6 million in legal expenses and an increase of $0.5 million in global travel and conference related expenses. These increases were offset by a decrease of $0.3 million in consulting and other expenses and a decrease of $0.3 million in insurance costs.
Interest Expense and Income
Interest expense increased by $0.4 million to $0.6 million during the three months ended March 31, 2023 compared to $0.2 million during the three months ended March 31, 2022 due to higher outstanding debt principal and higher interest rates. Interest income increased by $1.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily as a result of higher returns on cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net increased by $0.1 million to $0.1 million income during the three months ended March 31, 2023, compared to $0 during the three months ended March 31, 2022, primarily due to foreign currency exchange gains.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through initial public offering, private placements of equity securities, debt financing arrangements and sales of our products. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $155.5 million, an accumulated deficit of $366.2 million, and $37.3 million outstanding under the CIBC Loan and Credit Agreement, net of debt discount and debt issuance costs.
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
In February 2023, we drew $20.0 million of the Amended Tranche B of the CIBC Loan. The Amended Tranche B bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate and has the same repayment terms as Tranche A.
The loans provided under the Amended and Restated CIBC Agreement bear interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The loan is collateralized by substantially all of our assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. We may prepay the loans, subject to certain conditions, including a prepayment fee equal to 2.0% of the principal amount prepaid during the first year after the effective date of the Third Amendment or 1.0% of the principal amount prepaid during the second year after the effective date of the Third Amendment. The Amended and Restated CIBC Agreement contains financial covenants that require the Company to maintain minimum cash and minimum revenue amounts, and the Amended and Restated CIBC Agreement contains other customary restrictive covenants, representations and warranties, events of default and other customary terms and conditions.
We paid $0.5 million fees to the lender and third parties which is reflected as a discount on the loans provided under the Amended and Restated CIBC Agreement and is being accreted over the life of the loan using the effective interest method. During the three months ended March 31, 2023 and 2022, we recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.6 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement initially bore no interest and will be repaid within 60 months after receipt of funds, in twelve equal installments, paid semi-annually, which began in March of 2022. Effective April 1, 2023, the loan bears interest at a rate of 1.5% per year, paid quarterly. As of March 31, 2023, Pulmonx International Sàrl repaid $0.1 million to the lender.

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,644)	$(15,026)
Investing activities	574	(5,622)
Financing activities	20,720	1,315
Effect of exchange rate changes on cash and cash equivalents	21	21
Net increase (decrease) in cash and cash equivalents	$8,671	$(19,312)
Cash Flows from Operating Activities
Net cash used in operating activities was $12.6 million for the three months ended March 31, 2023. Cash used in operating activities was primarily a result of the net loss of $15.9 million, an increase in inventory of $0.6 million due to continued production to build inventory to meet projected increase in sales and to protect against potential supply interruptions, a decrease in accrued liabilities of $2.5 million, a decrease in lease liabilities of $0.8 million due to lease payments and an increase in prepaid expenses and other current asset of $0.2 million, partially offset by an increase in accounts payable of $0.9 million due to timing of payments to our vendors, a decrease in accounts receivable of $0.5 million, stock-based compensation expense of $4.6 million, non-cash lease expense of $0.7 million, depreciation and amortization expense of $0.4 million and write-down of inventory of $0.3 million.
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
Cash Flows from Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2023 was $0.6 million consisting of proceeds from maturities of marketable securities of $13.8 million partially offset by purchases of marketable securities of $13.1 million and purchases of property and equipment of $0.1 million.
Net cash used in investing activities in the three months ended March 31, 2022 was $5.6 million consisting of purchases of marketable securities of $9.3 million partially offset by maturities of $4.3 million, and purchases of property and equipment of $0.6 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2023 of $20.7 million primarily relates to proceeds of $20.0 million from borrowing under the Amended and Restated CIBC Agreement and proceeds from issuance of common stock under the employee stock purchase plan of $0.7 million.

Net cash provided by financing activities in the three months ended March 31, 2022 of $1.3 million primarily relates to proceeds of $1.1 million from issuance of common stock under the employee stock purchase plan, and $0.2 million from the exercise of stock options.
Material Cash Requirements
Our net cash operating expenditures were $12.6 million in the three months ended March 31, 2023 and $15.0 million in the three months ended March 31, 2022, and we intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $0.1 million and $0.6 million in the three months ended March 31, 2023 and 2022, respectively, and we expect to maintain the level of expenditures in the future in support of our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $6.7 million as of March 31, 2023, with $3.6 million expected to be paid within the next 12 months, and amounts related to future long-term debt which total $37.3 million, with $3.5 million expected to be paid within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of March 31, 2023, we had cash, cash equivalents and marketable securities of $155.5 million. Based on our current planned operations, we expect that our cash and cash equivalents will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the three months ended March 31, 2023. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Critical Accounting Estimates
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses incurred during the reporting periods. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $110.4 million as of March 31, 2023, which consist of cash and money market funds. We held cash in foreign banks of approximately $3.8 million at March 31, 2023 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $36.8 million under the CIBC Agreement with an annual effective interest rate of 9.6% as of March 31, 2023. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 35.8% and 44.2% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the three months ended March 31, 2023 by approximately $0.5 million and $0.4 million, respectively, with a net impact of $0.1 million on our net income. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the three months ended March 31, 2022 by approximately $0.5 million and $0.4 million, respectively, with a net impact of $0.1 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. Further, our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
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

Part II. Other Information

Item 1. Legal Proceedings
We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Please see also the matters under the caption Contingencies in Note 8 to the unaudited interim condensed consolidated financial statements.

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
We have incurred net losses since our inception. For the three months ended March 31, 2023 and 2022, we had net losses of $15.9 million and $15.8 million, respectively, and we expect to continue to incur additional losses. As of March 31, 2023, we had an accumulated deficit of $366.2 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the three months ended March 31, 2023 and 2022 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of March 31, 2023, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, and BCBS Michigan have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
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
Although we have demonstrated the safety, effectiveness and clinical advantages of our solution in multiple clinical trials in approximately 450 patients selected using the Chartis System, the Zephyr Valve is still a relatively new treatment for severe emphysema. The long-term effects of using our solution in a large number of patients have not been studied and the results of short-term clinical use of such products do not necessarily predict long-term clinical benefits or reveal long-term adverse effects. We are required to conduct the LIBERATE extension study to follow up on safety and effectiveness out to five years. After the completion of the one-year follow up, 115 Zephyr Valve patients and 47 crossover patients (162 total patients) entered the LIBERATE extension study. Patient follow up for this extension study was completed and our ability to interpret the data from this long-term follow-up of patients with this progressive disease may be limited by the fact that the matched control group exited the study after one year. The results of clinical trials of our solution conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials in other patient populations. In addition, pre-clinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in pre-clinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials and subsequently failed to obtain marketing approval. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

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
Moreover, a disruption in access to the system that controls the StratX Platform would prevent physicians using our solution from receiving the StratX Lung Report indicating whether their patients are good candidates for the Zephyr Valve. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and negatively affect our business, financial condition, and results of operations. Currently, we carry business interruption coverage and cyber insurance to mitigate certain potential losses but this insurance is limited in amount, and we cannot be certain that such potential losses will not exceed our policy limits. We are increasingly dependent on complex information technology to manage our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance our existing systems. Failure to maintain or protect our information systems and data integrity effectively could negatively affect our business, financial condition, and results of operations.
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
In March 2021, we entered into an Amended and Restated Loan and Security Agreement (as amended, the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), under which we have borrowed $37.0 million in debt financing as of March 31, 2023. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of March 31, 2023, we had $155.5 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $366.2 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities, together with available borrowings under the CIBC Agreement, will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Sales in markets outside of the United States accounted for approximately 35.8% and 44.2% of our revenue for the three months ended March 31, 2023 and 2022, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
As of March 31, 2023, we had outstanding 37,730,676 shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.
Further, as of March 31, 2023, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file on our behalf or for other stockholders.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own approximately 58% of our outstanding common stock as of March 31, 2023. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
There were no sales of unregistered securities during the three months ended March 31, 2023.
Use of Proceeds
On September 30, 2020, our registration statement on Form S-1 (File No. 333-248635) relating to our initial public offering (“IPO”) of common stock became effective. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 1, 2020.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
Not applicable.

Item 6. Exhibits

Incorporated by Reference

Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

4.1	Form of Common Stock Certificate of Pulmonx Corporation.	S-1/A	333-248635	4.1	September 24, 2020

4.2	Amended and Restated Investors’ Rights Agreement by and among Pulmonx Corporation and certain of its Stockholders, dated April 16, 2019.	S-1/A	333-248635	4.2	September 24, 2020

10.1	Third Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated October 31, 2022.	10-K	001-39562	10.27	March 1, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

PULMONX CORPORATION

Date: May 8, 2023	By:	/s/Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

Date: May 8, 2023	By:	/s/Derrick Sung
Derrick Sung, Ph.D.
Chief Financial Officer