Form 10-Q
period 2023-06-30
Pulmonx Corp
filed 2023-08-04
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2023 there were 38,027,722 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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
•our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
•our expectations regarding the impact of any public health crises, including a resurgence of COVID-19 infections, on our business, financial condition and results of operations.

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
ii

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$101,581	$101,736
Restricted cash	466	231
Short-term marketable securities	33,571	39,402
Accounts receivable, net	8,941	8,677
Inventory	15,636	14,564
Prepaid expenses and other current assets	4,233	4,343
Total current assets	164,428	168,953
Long-term marketable securities	12,454	5,924
Long-term inventory	4,434	5,283
Property and equipment, net	4,218	4,694
Goodwill	2,333	2,333
Intangible assets, net	92	154
Right of use assets	4,706	5,806
Other long-term assets	448	529
Total assets	$193,113	$193,676

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,377	$1,758
Accrued liabilities	13,562	13,276
Income taxes payable	41	19
Deferred revenue	95	120
Short-term debt	93	90
Current lease liabilities	3,353	3,229
Total current liabilities	19,521	18,492
Deferred tax liability	94	94
Long-term lease liabilities	2,399	3,849
Long-term debt	37,147	17,234
Total liabilities	59,161	39,669
Commitments and contingencies (Note 8)
Stockholders’ equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 38,016,671 shares issued and outstanding as of June 30, 2023 and 37,555,565 shares issued and outstanding as of December 31, 2022	38	38
Additional paid-in capital	514,331	502,712
Accumulated other comprehensive income	1,956	1,575
Accumulated deficit	(382,373)	(350,318)
Total stockholders’ equity	133,952	154,007
Total liabilities and stockholders’ equity	$193,113	$193,676
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$17,194	$13,950	$31,729	$24,735
Cost of goods sold	4,460	3,532	8,406	6,206
Gross profit	12,734	10,418	23,323	18,529
Operating expenses
Research and development	5,710	3,594	9,963	7,128
Selling, general and administrative	23,463	21,235	46,199	41,480
Total operating expenses	29,173	24,829	56,162	48,608
Loss from operations	(16,439)	(14,411)	(32,839)	(30,079)
Interest income	1,410	199	2,537	304
Interest expense	(864)	(223)	(1,435)	(421)
Other income (expense), net	(162)	(165)	(54)	(165)
Net loss before tax	(16,055)	(14,600)	(31,791)	(30,361)
Income tax expense	140	40	264	107
Net loss	(16,195)	(14,640)	(32,055)	(30,468)
Other comprehensive income
Currency translation adjustment	170	6	242	(18)
Change in unrealized gain (loss) on marketable securities	(34)	(92)	139	(337)
Total other comprehensive income (loss)	136	(86)	381	(355)
Comprehensive loss	$(16,059)	$(14,726)	$(31,674)	$(30,823)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.40)	$(0.85)	$(0.83)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,818,256	37,003,443	37,696,001	36,904,952
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2023	37,555,565	$38	$502,712	$1,575	$(350,318)	$154,007
Issuance of common stock upon vesting of restricted stock units	66,895	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,006	—	46	—	—	46
Issuance of shares pursuant to Employee Stock Purchase Plan	85,210	—	676	—	—	676
Change in shares subject to repurchase	—	—	56	—	—	56
Stock-based compensation expense	—	—	4,764	—	—	4,764
Currency translation adjustment	—	—	—	72	—	72
Change in unrealized gains on marketable securities	—	—	—	173	—	173
Net loss	—	—	—	—	(15,860)	(15,860)
Balances at March 31, 2023	37,730,676	38	508,254	1,820	(366,178)	143,934
Issuance of common stock upon vesting of restricted stock units	222,598	—	—	—	—	—
Issuance of common stock upon exercise of stock options	63,503	—	139	—	—	139
Change in shares subject to repurchase	—	—	47	—	—	47
Repurchase of early exercised common stock options	(106)	—	—	—	—	—
Stock-based compensation expense	—	—	5,891	—	—	5,891
Currency translation adjustment	—	—	—	170	—	170
Change in unrealized losses on marketable securities	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(16,195)	(16,195)
Balances at June 30, 2023	38,016,671	$38	$514,331	$1,956	$(382,373)	$133,952

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2022	36,931,762	$37	$482,885	$1,712	$(291,395)	$193,239
Issuance of common stock upon vesting of restricted stock units	21,392	—	—	—	—	—
Issuance of common stock upon exercise of stock options	99,265	—	221	—	—	221
Issuance of shares pursuant to Employee Stock Purchase Plan	46,002	—	1,108	—	—	1,108
Change in shares subject to repurchase	—	—	59	—	—	59
Stock-based compensation expense	—	—	3,615	—	—	3,615
Currency translation adjustment	—	—	—	(24)	—	(24)
Change in unrealized losses on marketable securities	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(15,828)	(15,828)
Balances at March 31, 2022	37,098,421	37	487,888	1,443	(307,223)	182,145
Issuance of common stock upon vesting of restricted stock units	93,988	—	—	—	—	—
Issuance of common stock upon exercise of stock options	73,621	—	151	—	—	151
Change in shares subject to repurchase	—	—	58	—	—	58
Stock-based compensation expense	—	—	4,554	—	—	4,554
Currency translation adjustment	—	—	—	6	—	6
Change in unrealized losses on marketable securities	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	(14,640)	(14,640)
Balances at June 30, 2022	37,266,030	$37	$492,651	$1,357	$(321,863)	$172,182
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(32,055)	$(30,468)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,500	7,896
Loss on disposal of fixed assets	1	1
Allowance for doubtful accounts	(1)	1
Inventory write-downs	380	111
Depreciation and amortization expense	846	744
Amortization of debt discount and debt issuance costs	22	32
Amortization of premiums and discounts on marketable securities	(437)	19
Non-cash lease expense	1,324	1,226
Net changes in operating assets and liabilities:
Accounts receivable	(184)	(1,073)
Inventory	(267)	(3,030)
Prepaid expenses and other current assets	25	1,065
Other assets	17	6
Accounts payable	350	1,062
Accrued liabilities	501	(1,296)
Income taxes payable	19	(150)
Lease liabilities	(1,550)	(707)
Deferred revenue	(26)	(29)
Net cash used in operating activities	(20,535)	(24,590)
Cash flows from investing activities
Purchases of investments	(25,624)	(21,959)
Maturities of short-term marketable securities	25,500	19,280
Purchases of property and equipment	(115)	(863)
Net cash used in investing activities	(239)	(3,542)
Cash flows from financing activities
Proceeds from borrowing under term loan	20,000	—
Repayment of Credit Agreement	(47)	(44)
Proceeds from exercise of common stock options	183	382
Proceeds from issuance of common stock under the employee stock purchase plan	676	1,108
Net cash provided by financing activities	20,812	1,446
Effect of exchange rate changes on cash and cash equivalents	42	153
Net increase (decrease) in cash and cash equivalents	80	(26,533)
Cash, cash equivalents and restricted cash, at beginning of the period	101,967	148,711
Cash, cash equivalents and restricted cash, at end of the period	$102,047	$122,178
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$101,581	$121,947
Restricted cash	466	231
Cash, cash equivalents and restricted cash in consolidated balance sheets	$102,047	$122,178

Supplemental non-cash items:
Lapse in repurchase rights of common stock	$103	$117

Purchases of property and equipment in accounts payable and accrued liabilities	$450	$486
Amount receivable from exercise of common stock options	$—	$1
Operating lease right of use assets obtained in exchange for new lease liabilities	$224	$138
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$206	$228
Cash paid for interest	$1,235	$375
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $382.4 million as of June 30, 2023. During the six months ended June 30, 2023 and 2022, the Company used $20.5 million and $24.6 million of cash in its operating activities, respectively. As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $147.6 million. Historically, the Company’s activities have been financed through the sale of equity securities, debt financing arrangements and sales of its products.
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
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2023 and condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022 and condensed consolidated cash flows for the six months ended June 30, 2023 and 2022 have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of June 30, 2023 and December 31, 2022, the Company also had cash on deposit with foreign banks of approximately $4.1 million and $4.5 million, respectively, that was not federally insured.
The Company earns revenue from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the six months ended June 30, 2023 and 2022. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. As of June 30, 2023 and December 31, 2022, no customer accounted for more than 10% of accounts receivable. For the three and six months ended June 30, 2023 and 2022, no customer accounted for more than 10% of revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and was $0.2 million and less than $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and less than $(0.1) million during the six months ended June 30, 2023 and 2022, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and was $(0.2) million and $(0.2) million during the three months ended June 30, 2023 and 2022, respectively, and $(0.2) million and $(0.2) million during the six months ended June 30, 2023 and 2022, respectively.
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
Credit Losses—Accounts Receivable
Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. As of June 30, 2023 and December 31, 2022, accounts receivable is presented net of an allowance for credit losses of $0.1 million and $0.1 million, respectively.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance will require financial instruments to be measured at amortized cost, and trade accounts receivable to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. In November 2019, the FASB issued ASU 2019-10, according to which, the new standard is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, including the Company, the new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The Company adopted ASU 2016-13 as of January 1, 2023 and the adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements and related disclosures.
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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$24,985	$—	$—	$24,985
Cash equivalents	24,985	—	—	24,985
U.S. Government agency bonds	2,709	29,784	—	32,493
Commercial paper	—	13,532	—	13,532
Marketable securities	2,709	43,316	—	46,025
Total financial assets	$27,694	$43,316	$—	$71,010
There were no liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2023.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,647	$—	$—	$4,647
Cash equivalents	4,647	—	—	4,647
U.S. Government agency bonds	14,743	15,872	—	30,615
Commercial paper	—	14,711	—	14,711
Marketable securities	14,743	30,583	—	45,326
Total financial assets	$19,390	$30,583	$—	$49,973
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2022.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$32,643	$(151)	$1	$32,493
Commercial paper	13,554	(22)	—	13,532
Marketable securities	$46,197	$(173)	$1	$46,025
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				33,571
Long-term marketable securities				12,454
Marketable securities				$46,025

	December 31, 2022
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$30,897	$(282)	$—	$30,615
Commercial paper	14,740	(29)	—	14,711
Marketable securities	$45,637	$(311)	$—	$45,326
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				39,402
Long-term marketable securities				5,924
Marketable securities				$45,326
The unrealized losses for marketable securities relate to changes in interest rates. No allowance for credit losses was recorded as of June 30, 2023 and December 31, 2022, and no impairment losses were recognized for the three and six months ended June 30, 2023.
Accrued interest receivable on marketable securities of $0.4 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively, is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the three and six months ended June 30, 2023.
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Cash	$76,596	$97,089
Cash equivalents:
Money market funds	24,985	4,647
Total cash and cash equivalents	$101,581	$101,736

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Inventory
Inventory consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$3,343	$3,820
Work in process	636	386
Finished goods	16,091	15,641
Total inventory	$20,070	$19,847
Reported as:
Inventory	$15,636	$14,564
Long-term inventory	4,434	5,283
Total inventory	$20,070	$19,847
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid expenses	$2,658	$2,044
Prepaid insurance	568	1,407
VAT and other receivable	889	602
Other current assets	118	290
Total prepaid expenses and other current assets	$4,233	$4,343
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of June 30, 2023 and December 31, 2022, the Company has capitalized approximately $0.4 million and $0.5 million in implementation costs, net of amortization, respectively. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three years. As of June 30, 2023, approximately $0.3 million and less than $0.1 million capitalized costs were included in prepaid expenses and other current assets, and other long-term assets, respectively. Amortization expense, which was included in selling, general and administrative expenses, was $0.1 million and less than $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Machinery and equipment	$2,170	$2,112
Computer equipment and software	1,915	1,773
Furniture and fixtures	263	263
Leasehold improvements	2,277	2,277
Construction in progress	1,877	1,825
Total	8,502	8,250
Less: accumulated depreciation	(4,284)	(3,556)
Property and equipment, net	$4,218	$4,694
Depreciation expense for the three months ended June 30, 2023 and 2022 was $0.3 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $0.7 million and $0.7 million, respectively.
Goodwill
Goodwill was $2.3 million as of June 30, 2023 and December 31, 2022 arising from the Company’s acquisition of Emphasys Medical, Inc, in March 2009. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill in the six months ended June 30, 2023 and 2022. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through June 30, 2023, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the six months ended June 30, 2023.
Intangible Assets
Intangible assets consist of the following (in thousands):

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,576)	$82
Trademarks	191	(181)	10
Total intangible assets	$1,849	$(1,757)	$92

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,520)	$138
Trademarks	191	(175)	16
Total intangible assets	$1,849	$(1,695)	$154

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Amortization expense relating to the intangibles totaled less than $0.1 million during each of the three months ended June 30, 2023 and 2022, respectively. Amortization expense relating to the intangibles totaled $0.1 million during each of the six months ended June 30, 2023 and 2022, respectively.
Future amortization expense is as follows as of June 30, 2023 (in thousands):

2023 (remaining six months)	$61
2024	31
Total amortization expense	$92
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued employee bonuses and commissions	$4,280	$4,973
Accrued professional fees	3,444	2,366
Accrued vacation	2,364	2,113
Other accrued personnel related expenses	2,318	2,513
Sales taxes, franchise tax and VAT	735	627
Accrued inventory purchases	77	167
Liability for early exercise of stock options	72	145
Other	272	372
Total accrued liabilities	$13,562	$13,276
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
Upon draw of the Amended Tranche B, the financial covenants in the Amended and Restated CIBC Agreement require that, when the cash and cash equivalents of the Company is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to the greater of $20.0 million and the Adjusted EBITDA loss as defined in the Amended and Restated CIBC Agreement for the six-month period ending on any date of determination. As of June 30, 2023, the Company was in compliance with all covenants contained in Amended and Restated CIBC Agreement.
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
As of June 30, 2023, the CIBC Loan had an annual effective interest rate of 9.9% per year.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The CIBC Loan consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Term loan	$37,000	$17,000
Less: debt issuance costs	(177)	(127)
Term loan	$36,823	$16,873
The Company paid $0.5 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the three months ended June 30, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.9 million and $0.2 million during the three months ended June 30, 2023 and 2022, respectively. Interest expense on the CIBC Loan amounted $1.4 million and $0.4 million during the six months ended June 30, 2023 and 2022, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly-owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement initially bore no interest through March 31, 2023. Beginning April 1, 2023, the COVID-19 Credit Agreement bears interest at a rate of 1.5% per year payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. As of June 30, 2023, Pulmonx International Sàrl repaid $0.1 million to the lender.
Contractual Maturities of Financing Obligations
As of June 30, 2023, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

2023 (remaining six months)	$1,774
2024	5,569
2025	15,136
2026	13,995
2027	10,804
Total	47,278
Less: unamortized debt discount	(177)
Less: interest	(9,861)
Term loan and credit agreement	$37,240

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively. The deferred revenue as of December 31, 2022 of $0.1 million was recognized as revenue during the six months ended June 30, 2023.
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
In April 2020, the Company executed a sublease for another office facility in Redwood City, California for a three-year term commencing on June 1, 2020 (the “Sublease Agreement”). The Sublease Agreement provides for early termination if the Company or Sublandlord elects to terminate the lease by providing the other party at least 180 days prior written notice. The early termination may only occur on or after the expiration of the 18th full calendar month of the sublease term. The monthly base rent during the term is less than $0.1 million and is subject to an annual increase of 3.5%. The Company is responsible for its share of real estate taxes, common area maintenance and management fees.
In September 2020, the Company amended the Sublease Agreement to include additional facility space in Redwood City, California for a four-year term (the “First Amendment to Sublease Agreement”). The First Amendment to Sublease Agreement was accounted as a separate sublease agreement. The First Amendment to Sublease Agreement contained a rent-free period through February 14, 2021, after which rent is approximately $0.1 million per month and is subject to an annual increase of 3.5%. The Company is responsible for its share of real estate taxes, common area maintenance and management fees. The Company is eligible to receive a tenant improvement allowance of $0.7 million to fund facility enhancements. The First Amendment to Sublease Agreement can be extended for an additional twelve-month period, at the Company’s option. For accounting purposes, the lease term is 4 years as it is not reasonably certain that the Company will exercise the renewal option. The First Amendment to Sublease Agreement also changed the lease term entered into in April 2020, which was extended until May 31, 2024, but left the early termination clause unchanged. In September 2021, the Company became reasonably certain that the early termination clause would not be exercised as capital expenditures on the facility build-out created sufficient disincentive to terminate the lease early. The lease term was reevaluated and extended from November 30, 2021 to May 31, 2024. In April 2023, the Company entered into a Second Amendment to Sublease Agreement (the “Second Amendment to Sublease Agreement”) to remove the early termination clause and extend the lease term by four months to expire contemporaneously with the expiration date as defined in Sublease Agreement. The amendment was accounted for as a modification that resulted in additional right of use assets in exchange for lease liabilities of $0.2 million.
The Company has leases on twelve vehicles with an average lease term of 2.9 years.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Operating lease cost consists of the following (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating lease cost	$1,442	$1,446
Short-term lease cost	18	16
Variable lease cost	320	290
Total lease cost	$1,780	$1,752
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of June 30, 2023 (in thousands):

2023 (remaining six months)	$1,805
2024	3,192
2025	1,073
2026	10
Total minimum lease payments	6,080
Less: Amount of lease payments representing interest	328
Present value of future minimum lease payments	$5,752
Less: Current lease liabilities	3,353
Long-term lease liabilities	$2,399
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	June 30, 2023	December 31, 2022
Right of use asset	$4,706	$5,806
Weighted average remaining lease term (years)	1.75	2.08
Weighted average discount rate (percent)	6.6%	6.0%
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$1,748	$966
Right-of-use assets obtained in exchange for lease liabilities	$224	$138
Service Agreement
In April 2022, the Company entered into an agreement with a service provider which requires total minimum purchases of $0.6 million, $0.4 million, and $0.4 million over the next three years. From inception of the agreement

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

through June 30, 2023, the Company recorded $0.7 million of expense for services related to this agreement in cost of goods sold.
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
9.    Income Taxes
The income tax expense for the three months ended June 30, 2023 and 2022 was $0.1 million and less than $0.1 million, respectively. The income tax expense for the six months ended June 30, 2023 and 2022 was $0.3 million and $0.1 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, and non-recognition of US tax benefit because of a full valuation allowance against US deferred tax assets.
The income tax expense for the six months ended June 30, 2023 and 2022 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
10.    Stockholders’ Equity
Common Stock
As of June 30, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	June 30,	December 31,
	2023	2022
Common stock options issued and outstanding	3,201,912	2,495,528
Common stock restricted stock units issued and outstanding	2,556,721	998,473
Common stock available for future grants	2,607,813	3,765,706
Common stock available for ESPP	1,502,455	1,212,109
Total	9,868,901	8,471,816

Stock Option Plan
A summary of stock option activity for the six months ended June 30, 2023 is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2023	2,495,528	$17.35
Options granted	835,400	11.48
Options exercised	(86,509)	2.14
Options canceled	(42,507)	19.60
Balance, June 30, 2023	3,201,912	$16.20
The aggregate intrinsic value of options outstanding as of June 30, 2023 was $12.3 million.

	June 30, 2023
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	1,389,110	$14.86	6.90
Options vested and expected to vest	3,201,912	$16.20	7.97
Total intrinsic value of options vested as of June 30, 2023 was $7.8 million.
Early Exercise of Stock Options
Under the terms of the individual option grants, options are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options may be exercised prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the six months ended June 30, 2023, the Company repurchased 106 shares of common stock for less than $0.1 million. During the six months ended June 30, 2022, the Company did not repurchase shares of common stock. As of June 30, 2023 and December 31, 2022, 20,055 and 77,782 shares, respectively, were subject to repurchase, with an aggregate exercise price of less than $0.1 million and $0.1 million, respectively, and were recorded in other current liabilities.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2023	998,473	$27.72
Granted	1,931,460	11.52
Vested	(289,493)	21.74
Canceled	(83,719)	20.61
Unvested, June 30, 2023	2,556,721	$16.40
The aggregate intrinsic value of restricted stock units outstanding as of June 30, 2023 was $33.5 million.
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$391	$189	$614	$336
Research and development	760	556	1,326	977
Selling, general and administrative	4,711	3,638	8,560	6,583
Total	$5,862	$4,383	$10,500	$7,896
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options and restricted stock units	$5,799	$4,209	$10,339	$7,521
ESPP	63	174	161	375
Total	$5,862	$4,383	$10,500	$7,896
Stock-based compensation of $0.4 million and $0.3 million was capitalized into inventory for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation of $0.8 million and $0.6 million was capitalized into inventory for the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation capitalized in prior periods of $0.4 million and $0.2 million was recognized as cost of sales in the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation capitalized in prior periods of $0.6 million and $0.3 million was recognized as cost of sales in the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, there was $58.2 million of unrecognized compensation costs related to unvested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.9 years. The total grant date fair value of shares vested during the three months ended June 30, 2023 and 2022 was $6.4 million and $4.7 million, respectively. The total grant date fair value of shares vested during the six months ended June 30, 2023 and 2022 was $10.3 million and $7.4 million, respectively.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2023, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.
11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(16,195)	$(14,640)	$(32,055)	$(30,468)
Denominator
Weighted-average common stock outstanding	37,846,019	37,171,893	37,738,775	37,090,164
Less: weighted-average common shares subject to repurchase	(27,763)	(168,450)	(42,774)	(185,212)
Weighted-average common shares used to compute basic and diluted net loss per share	37,818,256	37,003,443	37,696,001	36,904,952
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.40)	$(0.85)	$(0.83)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30,
	2023	2022
Options to purchase common stock	3,201,912	2,600,244
Unvested restricted stock units	2,556,721	1,091,957
Unvested early exercised common stock options	20,055	155,969
Shares committed under ESPP	49,220	33,035
Total	5,827,908	3,881,205

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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$11,022	$8,616	$20,359	$14,629
Europe, Middle-East and Africa (“EMEA”)	5,312	4,570	9,843	8,623
Asia Pacific	792	724	1,388	1,443
Other International	68	40	139	40
Total	$17,194	$13,950	$31,729	$24,735
Revenue from Germany represented 9% and 10% of total revenue for the three months ended June 30, 2023 and 2022, respectively. Revenue from Germany represented 9% and 12% of total revenue for the six months ended June 30, 2023 and 2022, respectively.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2023	2022
United States	$4,148	$4,634
EMEA	57	58
Asia Pacific	13	2
Total	$4,218	$4,694

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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $17.2 million, with a gross margin of 74.1% and a net loss of $16.2 million, for the three months ended June 30, 2023 compared to revenue of $14.0 million, with a gross margin of 74.7% and a net loss of $14.6 million, for the three months ended June 30, 2022. For the six months ended June 30, 2023, we generated revenue of $31.7 million, with a gross margin of 73.5% and a net loss of $32.1 million, compared to revenue of $24.7 million, with a gross margin of 74.9% and a net loss of $30.5 million, for the six months ended June 30, 2022. As of June 30, 2023, we had an accumulated deficit of $382.4 million, cash, cash equivalents and marketable securities of $147.6 million, and $37.2 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Components of Our Results of Operations
Revenue
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the three and six months ended June 30, 2023 and 2022.
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
Results of Operations:
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the period indicated:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$17,194	$13,950	$3,244	23.3%
Costs of goods sold	4,460	3,532	928	26.3%
Gross profit	12,734	10,418	2,316	22.2%
Operating expenses:
Research and development	5,710	3,594	2,116	58.9%
Selling, general and administrative	23,463	21,235	2,228	10.5%
Total operating expenses	29,173	24,829	4,344	17.5%
Loss from operations	(16,439)	(14,411)	(2,028)	14.1%
Interest income	1,410	199	1,211	608.5%
Interest expense	(864)	(223)	(641)	287.4%
Other income (expense), net	(162)	(165)	3	(1.8)%
Net loss before tax	(16,055)	(14,600)	(1,455)	10.0%
Income tax expense	140	40	100	250.0%
Net loss	$(16,195)	$(14,640)	$(1,555)	10.6%
Revenue
Revenue increased by $3.2 million, or 23.3%, to $17.2 million during the three months ended June 30, 2023, compared to $14.0 million during the three months ended June 30, 2022. The sale of products in the United States increased by $2.4 million to $11.0 million during the three months ended June 30, 2023, compared to $8.6 million for the three months ended June 30, 2022. The sale of products in international markets increased by $0.8 million to $6.2 million during the three months ended June 30, 2023, compared to $5.4 million for the three months ended June 30, 2022. The increase in revenue reflects continued growth of Zephyr Valve procedure volumes in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.0 million, or 26.3%, to $4.5 million during the three months ended June 30, 2023, compared to $3.5 million during the three months ended June 30, 2022. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin decreased by 0.6% to 74.1% during the three months ended June 30, 2023, compared to 74.7% during the three months ended June 30, 2022. The decrease was primarily due to lower capacity utilization during the three months ended June 30, 2023.

Research and Development Expenses
Research and development expenses increased by $2.1 million, or 58.9%, to $5.7 million during the three months ended June 30, 2023, compared to $3.6 million during the three months ended June 30, 2022. The increase in research and development expense was primarily due to increases of $0.4 million in personnel related expenses including stock-based compensation, $0.8 million increase in costs associated with our clinical trials, including fees paid to clinical research organizations, and $0.9 million increase in services and other expenses in support of product development.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.2 million, or 10.5%, to $23.5 million during the three months ended June 30, 2023, compared to $21.2 million during the three months ended June 30, 2022. The increase in selling, general and administrative expenses was primarily due to $2.5 million of payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, an increase of $0.4 million in legal and other professional expenses and an increase of $0.2 million in global travel. These increases were offset by a decrease of $0.6 million in marketing and other expenses and a decrease of $0.3 million in insurance costs.
Interest Expense and Income
Interest expense increased by $0.6 million to $0.9 million during the three months ended June 30, 2023 compared to $0.2 million during the three months ended June 30, 2022 due to higher outstanding debt principal and higher interest rates. Interest income increased by $1.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily as a result of higher returns on cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net was $(0.2) million during each of the three months ended June 30, 2023 and 2022, primarily due to foreign currency exchange losses.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the period indicated:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$31,729	$24,735	$6,994	28.3%
Costs of goods sold	8,406	6,206	2,200	35.4%
Gross profit	23,323	18,529	4,794	25.9%
Operating expenses:
Research and development	9,963	7,128	2,835	39.8%
Selling, general and administrative	46,199	41,480	4,719	11.4%
Total operating expenses	56,162	48,608	7,554	15.5%
Loss from operations	(32,839)	(30,079)	(2,760)	9.2%
Interest income	2,537	304	2,233	734.5%
Interest expense	(1,435)	(421)	(1,014)	240.9%
Other income (expense), net	(54)	(165)	111	(67.3)%
Net loss before tax	(31,791)	(30,361)	(1,430)	4.7%
Income tax expense	264	107	157	146.7%
Net loss	$(32,055)	$(30,468)	$(1,587)	5.2%
Revenue
Revenue increased by $7.0 million, or 28.3%, to $31.7 million during the six months ended June 30, 2023, compared to $24.7 million during the six months ended June 30, 2022. The sale of products in the United States increased by $5.7 million to $20.4 million during the six months ended June 30, 2023, compared to $14.7 million for the six months ended June 30, 2022. The sale of products in international markets increased by $1.3 million to $11.4 million during the six months ended June 30, 2023, compared to $10.1 million for the six months ended June 30, 2022. The increase in revenue reflects continued growth of Zephyr Valve procedure volumes in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $2.2 million, or 35.4%, to $8.4 million during the six months ended June 30, 2023, compared to $6.2 million during the six months ended June 30, 2022. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin decreased by 1.4% to 73.5% during the six months ended June 30, 2023, compared to 74.9% during the six months ended June 30, 2022. The decrease was primarily due to lower capacity utilization during the six months ended June 30, 2023.
Research and Development Expenses
Research and development expenses increased by $2.8 million, or 39.8%, to $10.0 million during the six months ended June 30, 2023, compared to $7.1 million during the six months ended June 30, 2022. The increase in research and development expense was primarily due to increases of $0.6 million in personnel related expenses including stock-based compensation, $1.1 million increase in costs associated with our clinical trials, including fees paid to clinical research organizations and $1.1 million increase in services and other expenses in support of product development.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.7 million, or 11.4%, to $46.2 million during the six months ended June 30, 2023, compared to $41.5 million during the six months ended June 30, 2022. The increase in selling, general and administrative expenses was primarily due to $4.5 million of payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, an increase of $0.8 million in legal and other professional expenses and an increase of $0.6 million in global travel and conference related expenses. These increases were offset by a decrease of $0.6 million in insurance costs and a decrease of $0.6 million in marketing and other expenses.
Interest Expense and Income
Interest expense increased by $1.0 million to $1.4 million during the six months ended June 30, 2023 compared to $0.4 million during the six months ended June 30, 2022 due to higher outstanding debt principal and higher interest rates. Interest income increased by $2.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily as a result of higher returns on cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net increased by $0.1 million to $(0.1) million expense during the six months ended June 30, 2023, compared to $(0.2) million expense during the six months ended June 30, 2022, primarily due to foreign currency exchange losses.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through initial public offering, private placements of equity securities, debt financing arrangements and sales of our products. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $147.6 million, an accumulated deficit of $382.4 million, and $37.2 million outstanding under the CIBC Loan and Credit Agreement, net of debt discount and debt issuance costs.
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
We paid $0.5 million fees to the lender and third parties which is reflected as a discount on the loans provided under the Amended and Restated CIBC Agreement and is being accreted over the life of the loan using the effective interest method. During the three months ended June 30, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.9 million and $0.2 million during the three months ended June 30, 2023 and 2022, respectively. Interest expense on the CIBC Loan amounted $1.4 million and $0.4 million during the six months ended June 30, 2023 and 2022, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement initially bore no interest and will be repaid within 60 months after receipt of funds, in twelve equal installments, paid semi-annually, which began in March of 2022. Effective April 1, 2023, the loan bears interest at a rate of 1.5% per year, paid quarterly. As of June 30, 2023, Pulmonx International Sàrl repaid $0.1 million to the lender.

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(20,535)	$(24,590)
Investing activities	(239)	(3,542)
Financing activities	20,812	1,446
Effect of exchange rate changes on cash and cash equivalents	42	153
Net increase (decrease) in cash and cash equivalents	$80	$(26,533)
Cash Flows from Operating Activities
Net cash used in operating activities was $20.5 million for the six months ended June 30, 2023. Cash used in operating activities was primarily a result of the net loss of $32.1 million, an increase in inventory of $0.3 million due to continued production to build inventory to meet projected increase in sales and to protect against potential supply interruptions, an increase in accounts receivable of $0.2 million, a decrease in lease liabilities of $1.6 million due to lease payments, and amortization of premiums and discounts on marketable securities of $0.4 million, partially offset by an increase in accounts payable of $0.4 million due to timing of payments to our vendors, an increase in accrued liabilities of $0.5 million, stock-based compensation expense of $10.5 million, non-cash lease expense of $1.3 million, depreciation and amortization expense of $0.8 million and write-down of inventory of $0.4 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities in the six months ended June 30, 2023 was $0.2 million, consisting of purchases of marketable securities of $25.6 million and purchases of property and equipment of $0.1 million partially offset by proceeds from maturities of marketable securities of $25.5 million.
Net cash used in investing activities in the six months ended June 30, 2022 was $3.5 million, consisting of purchases of marketable securities of $21.9 million and purchases of property and equipment of $0.9 million partially offset by proceeds from maturities of marketable securities of $19.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2023 of $20.8 million primarily relates to proceeds of $20.0 million from borrowing under the Amended and Restated CIBC Agreement, proceeds from issuance of common stock under the employee stock purchase plan of $0.7 million and proceeds from exercise of common stock options of $0.2 million.

Net cash provided by financing activities in the six months ended June 30, 2022 of $1.4 million primarily relates to proceeds from the exercise of stock options of $0.4 million and proceeds from issuance of common stock under the employee stock purchase plan of $1.1 million, offset by repayment of Credit Agreement of less than $0.1 million.
Material Cash Requirements
Our net cash operating expenditures were $20.5 million in the six months ended June 30, 2023 and $24.6 million in the six months ended June 30, 2022, and we intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $0.1 million and $0.9 million in the six months ended June 30, 2023 and 2022, respectively, and we expect to maintain the level of expenditures in the future in support of our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $6.1 million as of June 30, 2023, with $3.6 million expected to be paid within the next 12 months, and amounts related to future long-term debt which total $37.2 million, with $3.5 million expected to be paid within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of June 30, 2023, we had cash, cash equivalents and marketable securities of $147.6 million. Based on our current planned operations, we expect that our cash and cash equivalents will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the three and six months ended June 30, 2023. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•the impact of any public health crises, including the resurgence of COVID-19 infections on our business, financial condition and results of operations;
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $101.6 million as of June 30, 2023, which consist of cash and money market funds. We held cash in foreign banks of approximately $4.1 million as of June 30, 2023 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $36.8 million under the CIBC Agreement with an annual effective interest rate of 9.9% as of June 30, 2023. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 35.8% and 40.9% of our total revenue for the six months ended June 30, 2023 and 2022, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the six months ended June 30, 2023 by approximately $1.1 million and $0.9 million, respectively, with a net impact of $0.2 million on our net income. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the six months ended June 30, 2022 by approximately $1.0 million and $0.8 million, respectively, with a net impact of $0.2 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception. For the six months ended June 30, 2023 and 2022, we had net losses of $32.1 million and $30.5 million, respectively, and we expect to continue to incur additional losses. As of June 30, 2023, we had an accumulated deficit of $382.4 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
•the impact of any public health crisis, including a resurgence of COVID-19 infections, on our business, financial condition and results of operations;
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the six months ended June 30, 2023 and 2022 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
•access to hospital bidding processes;
•a decrease or delay in the number of procedures performed using our solution as a result of a public health crisis, including a resurgence of COVID-19 infections;
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
Public health crises, including the COVID-19 pandemic, have in the past and may in the future have a material adverse impact on our business, financial condition and results of operations.
Public health crises, such as the recent COVID-19 pandemic, and other events beyond our control, have in the past and may in the future have a material adverse impact on our business, financial condition and results of operations. For example, the COVID-19 pandemic negatively impacted the global economy and global supply chains and significantly disrupted global financial markets. The COVID-19 pandemic and related governmental and societal responses to mitigate its impact had a material adverse impact on our business, financial condition and results of operations by decreasing and delaying procedures performed using our products due to healthcare organizations prioritizing the treatment of patients with COVID-19 and altering their operations to respond to the pandemic.
A resurgence in COVID-19 infections or the emergence of a different public health crises could significantly disrupt economic activity globally and have a material adverse impact our ability to access capital and on our business, financial condition and results of operations as a result of hospitals reducing capital and overall spend and other potential changes in healthcare organizations’ prioritizing of patient treatment, significant job losses and unemployment, including the inability of patients to obtain or maintain health insurance policies, inflation, and reductions in disposable income. Additionally, if a public health crisis were to emerge, including the resurgence of COVID-19 infections or other events beyond our control, there may be limited provider capacity due to labor shortages, or for other reasons, which could limit the ability of patients to receive treatment with Zephyr Valves. This limited provider and hospital capacity could have a material adverse effect on our business, financial condition and results of operations, and it may have the effect of heightening other risks described in this “Risk Factors” section.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of June 30, 2023, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, and BCBS Michigan have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
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
•disruptions in our production schedule and ability to manufacture and assemble products;
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
•the impact of a public health crisis, including a resurgence of COVID-19 infections, on our business, financial condition and results of operations;
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
•the number of patients treated with Zephyr Valves, including the average number of Zephyr Valves used for a patient, pricing, discounts and incentives; and
•future accounting pronouncements or changes in our accounting policies.
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
In March 2021, we entered into an Amended and Restated Loan and Security Agreement (as amended, the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), under which we have borrowed $37.0 million in debt financing as of June 30, 2023. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of June 30, 2023, we had $147.6 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $382.4 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities, together with available borrowings under the CIBC Agreement, will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
•the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and
•the impact of public health crises, including a resurgence of COVID-19 infections, on our business, financial condition, and results of operations.
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
Sales in markets outside of the United States accounted for approximately 35.8% and 40.9% of our revenue for the six months ended June 30, 2023 and 2022, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
•the impact of public health crises, including a resurgence of COVID-19 infections;
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
A public health crisis, including a resurgence of COVID-19 infections, could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products and impact our business, financial condition and results of operations.
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
•our involvement in litigation;
•future sales of our common stock or other securities, by us or our stockholders;
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
As of June 30, 2023, we had outstanding 38,016,671 shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.
Further, as of June 30, 2023, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file on our behalf or for other stockholders.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own approximately 58% of our outstanding common stock as of June 30, 2023. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
There were no sales of unregistered securities during the three months ended June 30, 2023.
Use of Proceeds
On September 30, 2020, our registration statement on Form S-1 (File No. 333-248635) relating to our initial public offering (“IPO”) of common stock became effective. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 1, 2020.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended June 30, 2023.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2023	106	$1.81	—	—
May 1 - May 31, 2023	—	—	—	—
June 1 - June 30, 2023	—	—	—	—
Total	106	$1.81	—	—
(1) Represents shares of unvested common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We repurchased the shares from the former employees’ at the respective original exercise prices.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

4.1	Form of Common Stock Certificate of Pulmonx Corporation.	S-1/A	333-248635	4.1	September 24, 2020

4.2	Amended and Restated Investors’ Rights Agreement by and among Pulmonx Corporation and certain of its Stockholders, dated April 16, 2019.	S-1/A	333-248635	4.2	September 24, 2020

10.1+	Pulmonx Corporation Amended and Restated Non-Employee Director Compensation Policy.					X

10.2	Second Amendment to Sublease, by and between Pulmonx Corporation and Genomic Health, Inc., dated April 18, 2023.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

PULMONX CORPORATION

Date: August 4, 2023	By:	/s/Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

Date: August 4, 2023	By:	/s/Derrick Sung
Derrick Sung, Ph.D.
Chief Financial Officer