Form 10-Q
period 2023-09-30
Pulmonx Corp
filed 2023-11-03
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2023 there were 38,308,113 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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
ii

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$94,945	$101,736
Restricted cash	236	231
Short-term marketable securities	21,537	39,402
Accounts receivable, net	10,091	8,677
Inventory	16,131	14,564
Prepaid expenses and other current assets	4,424	4,343
Total current assets	147,364	168,953
Long-term marketable securities	23,271	5,924
Long-term inventory	3,445	5,283
Property and equipment, net	4,065	4,694
Goodwill	2,333	2,333
Intangible assets, net	62	154
Right of use assets	4,061	5,806
Other long-term assets	415	529
Total assets	$185,016	$193,676

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,189	$1,758
Accrued liabilities	13,684	13,276
Income taxes payable	—	19
Deferred revenue	85	120
Short-term debt	91	90
Current lease liabilities	3,436	3,229
Total current liabilities	20,485	18,492
Deferred tax liability	97	94
Long-term lease liabilities	1,537	3,849
Long-term debt	37,154	17,234
Total liabilities	59,273	39,669
Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 38,301,446 shares issued and outstanding as of September 30, 2023 and 37,555,565 shares issued and outstanding as of December 31, 2022	38	38
Additional paid-in capital	521,034	502,712
Accumulated other comprehensive income	1,944	1,575
Accumulated deficit	(397,273)	(350,318)
Total stockholders’ equity	125,743	154,007
Total liabilities and stockholders’ equity	$185,016	$193,676
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$17,668	$13,502	$49,397	$38,237
Cost of goods sold	4,639	3,350	13,045	9,556
Gross profit	13,029	10,152	36,352	28,681
Operating expenses
Research and development	4,220	4,366	14,184	11,494
Selling, general and administrative	23,985	19,717	70,184	61,197
Total operating expenses	28,205	24,083	84,368	72,691
Loss from operations	(15,176)	(13,931)	(48,016)	(44,010)
Interest income	1,490	477	4,027	781
Interest expense	(893)	(286)	(2,327)	(707)
Other income (expense), net	(262)	(432)	(316)	(597)
Net loss before tax	(14,841)	(14,172)	(46,632)	(44,533)
Income tax expense	59	—	323	107
Net loss	(14,900)	(14,172)	(46,955)	(44,640)
Other comprehensive (loss) income
Currency translation adjustment	(12)	119	230	101
Change in unrealized (losses) gains on marketable securities	—	(79)	139	(416)
Total other comprehensive (loss) income	(12)	40	369	(315)
Comprehensive loss	$(14,912)	$(14,132)	$(46,586)	$(44,955)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.38)	$(1.24)	$(1.21)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,119,824	37,190,352	37,838,822	37,001,136
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at January 1, 2023	37,555,565	$38	$502,712	$1,575	$(350,318)	$154,007
Issuance of common stock upon vesting of restricted stock units	66,895	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,006	—	46	—	—	46
Issuance of shares pursuant to employee stock purchase plan	85,210	—	676	—	—	676
Change in shares subject to repurchase	—	—	56	—	—	56
Stock-based compensation expense	—	—	4,764	—	—	4,764
Currency translation adjustment	—	—	—	72	—	72
Change in unrealized gains on marketable securities	—	—	—	173	—	173
Net loss	—	—	—	—	(15,860)	(15,860)
Balances at March 31, 2023	37,730,676	38	508,254	1,820	(366,178)	143,934
Issuance of common stock upon vesting of restricted stock units	222,598	—	—	—	—	—
Issuance of common stock upon exercise of stock options	63,503	—	139	—	—	139
Change in shares subject to repurchase	—	—	47	—	—	47
Repurchase of early exercised common stock options	(106)	—	—	—	—	—
Stock-based compensation expense	—	—	5,891	—	—	5,891
Currency translation adjustment	—	—	—	170	—	170
Change in unrealized losses on marketable securities	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(16,195)	(16,195)
Balances at June 30, 2023	38,016,671	38	514,331	1,956	(382,373)	133,952
Issuance of common stock upon vesting of restricted stock units	193,954	—	—	—	—	—
Issuance of common stock upon exercise of stock options	25,189	—	62	—	—	62
Issuance of shares pursuant to employee stock purchase plan	65,632	—	508	—	—	508
Change in shares subject to repurchase	—	—	33	—	—	33
Stock-based compensation expense	—	—	6,100	—	—	6,100
Currency translation adjustment	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(14,900)	(14,900)
Balances at September 30, 2023	38,301,446	$38	$521,034	$1,944	$(397,273)	$125,743

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at January 1, 2022	36,931,762	$37	$482,885	$1,712	$(291,395)	$193,239
Issuance of common stock upon vesting of restricted stock units	21,392	—	—	—	—	—
Issuance of common stock upon exercise of stock options	99,265	—	221	—	—	221
Issuance of shares pursuant to employee stock purchase plan	46,002	—	1,108	—	—	1,108
Change in shares subject to repurchase	—	—	59	—	—	59
Stock-based compensation expense	—	—	3,615	—	—	3,615
Currency translation adjustment	—	—	—	(24)	—	(24)
Change in unrealized losses on marketable securities	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(15,828)	(15,828)
Balances at March 31, 2022	37,098,421	37	487,888	1,443	(307,223)	182,145
Issuance of common stock upon vesting of restricted stock units	93,988	—	—	—	—	—
Issuance of common stock upon exercise of stock options	73,621	—	151	—	—	151
Change in shares subject to repurchase	—	—	58	—	—	58
Stock-based compensation expense	—	—	4,554	—	—	4,554
Currency translation adjustment	—	—	—	6	—	6
Change in unrealized losses on marketable securities	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	(14,640)	(14,640)
Balances at June 30, 2022	37,266,030	37	492,651	1,357	(321,863)	172,182
Issuance of common stock upon vesting of restricted stock units	68,387	—	—	—	—	—
Issuance of common stock upon exercise of stock options	29,947	—	72	—	—	72
Issuance of shares pursuant to employee stock purchase plan	43,664	—	834	—	—	834
Change in shares subject to repurchase	—	—	58	—	—	58
Stock-based compensation expense	—	—	4,468	—	—	4,468
Currency translation adjustment	—	—	—	119	—	119
Change in unrealized losses on marketable securities	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	(14,172)	(14,172)
Balances at September 30, 2022	37,408,028	$37	$498,083	$1,397	$(336,035)	$163,482
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(46,955)	$(44,640)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	16,503	12,198
Loss on disposal of fixed assets	(19)	7
Allowance for doubtful accounts	(60)	65
Inventory write-downs	912	315
Depreciation and amortization expense	1,261	1,127
Amortization of debt discount and debt issuance costs	35	46
Amortization of premiums and discounts on investments	(699)	(56)
Non-cash lease expense	1,997	1,859
Net changes in operating assets and liabilities:
Accounts receivable	(1,342)	(906)
Inventory	(431)	(4,174)
Prepaid expenses and other current assets	(189)	1,798
Other assets	30	—
Accounts payable	1,353	1,077
Accrued liabilities	923	(2,236)
Income taxes payable	(87)	(258)
Lease liabilities	(2,357)	(1,447)
Deferred revenue	(36)	(52)
Net cash used in operating activities	(29,161)	(35,277)
Cash flows from investing activities
Purchases of investments	(41,395)	(36,886)
Maturities of investments	42,750	34,530
Purchases of property and equipment	(607)	(1,142)
Net cash provided by (used in) investing activities	748	(3,498)
Cash flows from financing activities
Proceeds from borrowing under term loan	20,000	—
Repayment of credit agreement	(47)	(44)
Proceeds from exercise of common stock options	246	454
Proceeds from issuance of common stock under the employee stock purchase plan	1,184	1,942
Net cash provided by financing activities	21,383	2,352
Effect of exchange rate changes on cash and cash equivalents	244	345
Net decrease in cash, cash equivalents, and restricted cash	(6,786)	(36,078)
Cash, cash equivalents, and restricted cash at beginning of year	101,967	148,711
Cash, cash equivalents, and restricted cash at end of year	$95,181	$112,633
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$94,945	$112,402
Restricted cash	236	231
Cash, cash equivalents, and restricted cash in consolidated balance sheets	$95,181	$112,633
Supplemental non-cash items:

Lapse in repurchase rights of common stock	$136	$175
Purchases of property and equipment in accounts payable and accrued liabilities	$57	$500
Amount receivable from exercise of common stock options	$1	$1
Operating lease right of use assets obtained in exchange for new lease liabilities	$252	$191
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$368	$337
Cash paid for interest	$2,107	$628
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $397.3 million as of September 30, 2023. During the nine months ended September 30, 2023 and 2022, the Company used $29.2 million and $35.3 million of cash in its operating activities, respectively. As of September 30, 2023, the Company had cash, cash equivalents and marketable securities of $139.8 million. Historically, the Company’s activities have been financed through the sale of equity securities, debt financing arrangements and sales of its products.
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
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the fiscal year ended December 31, 2022 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

with the SEC on March 1, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2023 and condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 and condensed consolidated cash flows for the nine months ended September 30, 2023 and 2022 have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2023.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of September 30, 2023 and December 31, 2022, the Company also had cash on deposit with foreign banks of approximately $4.4 million and $4.5 million, respectively, that was not federally insured.
The Company earns revenue from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the nine months ended September 30, 2023 and 2022. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. As of September 30, 2023 and December 31, 2022, no customer accounted for more than 10% of accounts receivable. For the three and nine months ended September 30, 2023 and 2022, no customer accounted for more than 10% of revenue.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive (loss) income in the condensed consolidated statements of operations and comprehensive loss and was less than $(0.1) million and $0.1 million during the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.1 million during the nine months ended September 30, 2023 and 2022, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and was $(0.3) million and $(0.4) million during the three months ended September 30, 2023 and 2022, respectively, and $(0.4) million and $(0.6) million during the nine months ended September 30, 2023 and 2022, respectively.
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
Credit Losses—Accounts Receivable
Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. As of September 30, 2023 and December 31, 2022, accounts receivable is presented net of an allowance for credit losses of $0 and $0.1 million, respectively.
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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$27,168	$—	$—	$27,168
Cash equivalents	27,168	—	—	27,168
U.S. Government agency bonds	5,708	30,651	—	36,359
Commercial paper	—	8,449	—	8,449
Marketable securities	5,708	39,100	—	44,808
Total financial assets	$32,876	$39,100	$—	$71,976
There were no liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2023.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,647	$—	$—	$4,647
Cash equivalents	4,647	—	—	4,647
U.S. Government agency bonds	14,743	15,872	—	30,615
Commercial paper	—	14,711	—	14,711
Marketable securities	14,743	30,583	—	45,326
Total financial assets	$19,390	$30,583	$—	$49,973
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2022.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$36,514	$(155)	$—	$36,359
Commercial paper	8,467	(18)	—	8,449
Marketable securities	$44,981	$(173)	$—	$44,808
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				21,537
Long-term marketable securities				23,271
Marketable securities				$44,808

	December 31, 2022
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$30,897	$(282)	$—	$30,615
Commercial paper	14,740	(29)	—	14,711
Marketable securities	$45,637	$(311)	$—	$45,326
Amounts recognized on the consolidated balance sheet
Short-term marketable securities				39,402
Long-term marketable securities				5,924
Marketable securities				$45,326
The unrealized losses for marketable securities relate to changes in interest rates. No allowance for credit losses was recorded as of September 30, 2023 and December 31, 2022, and no impairment losses were recognized for the three and nine months ended September 30, 2023.
Accrued interest receivable on marketable securities of $0.3 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively, is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the three and nine months ended September 30, 2023.
Contractual Maturities
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Due within one year	$21,608	$21,537
Due in one year to five years	23,373	23,271
Total	$44,981	$44,808

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Cash	$67,777	$97,089
Cash equivalents:
Money market funds	27,168	4,647
Total cash and cash equivalents	$94,945	$101,736
Inventory
Inventory consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$2,908	$3,820
Work in process	541	386
Finished goods	16,127	15,641
Total inventory	$19,576	$19,847
Reported as:
Inventory	$16,131	$14,564
Long-term inventory	3,445	5,283
Total inventory	$19,576	$19,847
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses	$2,135	$2,044
Prepaid insurance	1,267	1,407
VAT and other receivable	829	602
Other current assets	193	290
Total prepaid expenses and other current assets	$4,424	$4,343
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of September 30, 2023 and December 31, 2022, the Company has capitalized approximately

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

$0.2 million and $0.5 million in implementation costs, net of amortization, respectively. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three years. As of September 30, 2023, approximately $0.2 million and less than $0.1 million capitalized costs were included in prepaid expenses and other current assets, and other long-term assets, respectively. Amortization expense, which was included in selling, general and administrative expenses, was $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Machinery and equipment	$2,274	$2,112
Computer equipment and software	1,947	1,773
Furniture and fixtures	263	263
Leasehold improvements	2,277	2,277
Construction in progress	1,943	1,825
Total	8,704	8,250
Less: accumulated depreciation	(4,639)	(3,556)
Property and equipment, net	$4,065	$4,694
Depreciation expense for the three months ended September 30, 2023 and 2022 was $0.4 million and $0.3 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $1.1 million and $1.0 million, respectively.
Goodwill
Goodwill was $2.3 million as of September 30, 2023 and December 31, 2022 arising from the Company’s acquisition of Emphasys Medical, Inc, in March 2009. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill in the nine months ended September 30, 2023 and 2022. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through September 30, 2023, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the nine months ended September 30, 2023.
Intangible Assets
Intangible assets consist of the following (in thousands):

	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,603)	$55
Trademarks	191	(184)	7
Total intangible assets	$1,849	$(1,787)	$62

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,520)	$138
Trademarks	191	(175)	16
Total intangible assets	$1,849	$(1,695)	$154
Amortization expense relating to the intangibles totaled less than $0.1 million during each of the three months ended September 30, 2023 and 2022, respectively. Amortization expense relating to the intangibles totaled $0.1 million during each of the nine months ended September 30, 2023 and 2022, respectively.
Future amortization expense is as follows as of September 30, 2023 (in thousands):

Fiscal Year Ending December 31,	Amortization
2023 (remaining three months)	$31
2024	31
Total amortization expense	$62
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued employee bonuses and commissions	$5,974	$4,973
Accrued professional fees	2,094	2,366
Accrued vacation	2,295	2,113
Other accrued personnel related expenses	2,094	2,513
Sales taxes, franchise tax and VAT	808	627
Accrued inventory purchases	64	167
Liability for early exercise of stock options	11	145
Other	344	372
Total accrued liabilities	$13,684	$13,276
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
Upon draw of the Amended Tranche B, the financial covenants in the Amended and Restated CIBC Agreement require that, when the cash and cash equivalents of the Company as defined in the Amended and Restated CIBC Agreement is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to the greater of $20.0 million and the Adjusted EBITDA loss as defined in the Amended and Restated CIBC Agreement for the six-month period ending on any date of determination. As of September 30, 2023, the Company was in compliance with all covenants contained in Amended and Restated CIBC Agreement.
The CIBC Loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The CIBC Loan is collateralized by substantially all of the Company’s assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. The Company may prepay the borrowings under the

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Amended and Restated CIBC Agreement, subject to certain conditions, including a prepayment fee equal to 2.0% of the principal amount repaid during the first year after the effective date of the Third Amendment or 1.0% of the principal amount prepaid during the second year after the effective date of the Third Amendment.
As of September 30, 2023, the CIBC Loan had an annual effective interest rate of 10.1% per year.
The CIBC Loan consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Term loan	$37,000	$17,000
Less: debt issuance costs	(165)	(127)
Term loan	$36,835	$16,873
The Company paid $0.5 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the three months ended September 30, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.9 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively. Interest expense on the CIBC Loan amounted $2.3 million and $0.7 million during the nine months ended September 30, 2023 and 2022, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, a wholly-owned subsidiary of the Company, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement initially bore no interest through March 31, 2023. Beginning April 1, 2023, the COVID-19 Credit Agreement bears interest at a rate of 1.5% per year payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. As of September 30, 2023, Pulmonx International Sàrl repaid $0.1 million to the lender.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Financing Obligations
As of September 30, 2023, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2023 (remaining three months)	$933
2024	5,658
2025	15,208
2026	14,035
2027	10,815
Total	46,649
Less: unamortized debt discount	(165)
Less: interest	(9,239)
Term loan and credit agreement	$37,245
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively. The deferred revenue as of December 31, 2022 of $0.1 million was recognized as revenue during the nine months ended September 30, 2023.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
The Company has leases on thirteen vehicles with an average lease term of 3.0 years.
Operating lease cost consists of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating lease cost	$2,163	$2,170
Short-term lease cost	29	25
Variable lease cost	486	448
Total lease cost	$2,678	$2,643

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of September 30, 2023 (in thousands):

Fiscal Year Ending December 31,	Amount
2023 (remaining three months)	$906
2024	3,197
2025	1,082
2026	16
Total minimum lease payments	5,201
Less: Amount of lease payments representing interest	228
Present value of future minimum lease payments	$4,973
Less: Current lease liabilities	3,436
Long-term lease liabilities	$1,537
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	September 30,	December 31,
	2023	2022
Right of use asset	$4,061	$5,806
Weighted average remaining lease term (years)	1.55	2.08
Weighted average discount rate	6.7%	6.0%
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$2,645	$1,822
Right-of-use assets obtained in exchange for lease liabilities	$252	$191
Service Agreement
In April 2022, the Company entered into an agreement with a service provider which requires total minimum purchases of $0.6 million, $0.4 million, and $0.4 million over the next three years. From inception of the agreement through September 30, 2023, the Company recorded $0.8 million of expense for services related to this agreement in cost of goods sold.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
9.    Income Taxes
The income tax expense for the three months ended September 30, 2023 and 2022 was $0.1 million and less than $0.1 million, respectively. The income tax expense for the nine months ended September 30, 2023 and 2022 was $0.3 million and $0.1 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, and non-recognition of US tax benefit because of a full valuation allowance against US deferred tax assets.
The income tax expense for the nine months ended September 30, 2023 and 2022 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
10.    Stockholders’ Equity
Common Stock
As of September 30, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	September 30,	December 31,
	2023	2022
Common stock options issued and outstanding	3,172,386	2,495,528
Common stock restricted stock units issued and outstanding	2,403,497	998,473
Common stock available for future grants	2,570,958	3,765,706
Common stock available for employee stock purchase plan	1,436,823	1,212,109
Total	9,583,664	8,471,816

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Stock Option Plan
A summary of stock option activity for the nine months ended September 30, 2023 is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2023	2,495,528	$17.35
Options granted	835,400	11.48
Options exercised	(111,698)	2.21
Options canceled	(46,844)	21.67
Balance, September 30, 2023	3,172,386	$16.28
The aggregate intrinsic value of options outstanding as of September 30, 2023 was $7.9 million.

	September 30, 2023
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	1,574,763	$15.10	6.87
Options vested and expected to vest	3,172,386	$16.28	7.75
Total intrinsic value of options vested as of September 30, 2023 was $6.2 million.
Early Exercise of Stock Options
Under the terms of the individual option grants, options are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options may be exercised prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the nine months ended September 30, 2023, the Company repurchased 106 shares of common stock for less than $0.1 million. During the nine months ended September 30, 2022, the Company did not repurchase shares of common stock. As of September 30, 2023 and December 31, 2022, 5,142 and 77,782 shares, respectively, were subject to repurchase, with an aggregate exercise price of less than $0.1 million and $0.1 million, respectively, and were recorded in other current liabilities.
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	998,473	$27.72
Granted	1,984,360	11.49
Vested	(483,447)	20.71
Canceled	(95,889)	20.10
Unvested as of September 30, 2023	2,403,497	$16.03
The aggregate intrinsic value of restricted stock units outstanding as of September 30, 2023 was $24.8 million.
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$357	$160	$971	$496
Research and development	760	676	2,086	1,653
Selling, general and administrative	4,886	3,466	13,446	10,049
Total	$6,003	$4,302	$16,503	$12,198
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options and restricted stock units	$5,854	$4,168	$16,193	$11,689
Employee stock purchase plan	149	134	310	509
Total	$6,003	$4,302	$16,503	$12,198
Stock-based compensation of $0.4 million and $0.3 million was capitalized into inventory for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation of $1.2 million and $0.9 million was capitalized into inventory for the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation capitalized in prior periods of $0.4 million and $0.2 million was recognized as cost of sales in the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation capitalized in prior periods of $1.0 million and $0.5 million was recognized as cost of sales in the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, there was $52.6 million of unrecognized compensation costs related to unvested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.7 years. The total grant date fair value of shares vested during the three months ended September 30, 2023 and 2022 was $5.6 million and $4.1 million, respectively. The total grant date fair value of shares vested during the nine months ended September 30, 2023 and 2022 was $15.9 million and $11.5 million, respectively.
As of September 30, 2023, the Company had unrecognized stock-based compensation relating to the employee stock purchase plan of approximately $0.2 million, which is expected to be recognized over a weighted-average period of 0.4 years.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(14,900)	$(14,172)	$(46,955)	$(44,640)
Denominator
Weighted-average common stock outstanding	38,130,182	37,325,607	37,870,713	37,169,508
Less: weighted-average common shares subject to repurchase	(10,358)	(135,255)	(31,891)	(168,372)
Weighted-average common shares used to compute basic and diluted net loss per share	38,119,824	37,190,352	37,838,822	37,001,136
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.38)	$(1.24)	$(1.21)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of September 30,
	2023	2022
Options to purchase common stock	3,172,386	2,533,842
Unvested restricted stock units	2,403,497	1,067,804
Unvested early exercised common stock options	5,142	122,652
Shares committed under employee stock purchase plan	19,080	11,587
Total	5,600,105	3,735,885

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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$11,838	$8,402	$32,197	$23,031
Europe, Middle-East and Africa (“EMEA”)	4,852	4,405	14,695	13,028
Asia Pacific	814	637	2,202	2,080
Other International	164	58	303	98
Total	$17,668	$13,502	$49,397	$38,237
Revenue from Germany represented 8% and 10% of total revenue for the three months ended September 30, 2023 and 2022, respectively. Revenue from Germany represented 8% and 11% of total revenue for the nine months ended September 30, 2023 and 2022, respectively.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2023	2022
United States	$4,002	$4,634
EMEA	53	58
Asia Pacific	10	2
Total	$4,065	$4,694

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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $17.7 million, with a gross margin of 73.7% and a net loss of $14.9 million, for the three months ended September 30, 2023 compared to revenue of $13.5 million, with a gross margin of 75.2% and a net loss of $14.2 million, for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we generated revenue of $49.4 million, with a gross margin of 73.6% and a net loss of $47.0 million, compared to revenue of $38.2 million, with a gross margin of 75.0% and a net loss of $44.6 million, for the nine months ended September 30, 2022. As of September 30, 2023, we had an accumulated deficit of $397.3 million, cash, cash equivalents and marketable securities of $139.8 million, and $37.2 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Components of Our Results of Operations
Revenue
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the three and nine months ended September 30, 2023 and 2022.
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
Results of Operations:
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the period indicated:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$17,668	$13,502	$4,166	30.9%
Costs of goods sold	4,639	3,350	1,289	38.5%
Gross profit	13,029	10,152	2,877	28.3%
Operating expenses:
Research and development	4,220	4,366	(146)	(3.3)%
Selling, general and administrative	23,985	19,717	4,268	21.6%
Total operating expenses	28,205	24,083	4,122	17.1%
Loss from operations	(15,176)	(13,931)	(1,245)	8.9%
Interest income	1,490	477	1,013	212.4%
Interest expense	(893)	(286)	(607)	212.2%
Other income (expense), net	(262)	(432)	170	(39.4)%
Net loss before tax	(14,841)	(14,172)	(669)	4.7%
Income tax expense	59	—	59	100.0%
Net loss	$(14,900)	$(14,172)	$(728)	5.1%
Revenue
Revenue increased by $4.2 million, or 30.9%, to $17.7 million during the three months ended September 30, 2023, compared to $13.5 million during the three months ended September 30, 2022. The sale of products in the United States increased by $3.4 million to $11.8 million during the three months ended September 30, 2023, compared to $8.4 million for the three months ended September 30, 2022. The sale of products in international markets increased by $0.7 million to $5.8 million during the three months ended September 30, 2023, compared to $5.1 million for the three months ended September 30, 2022. The increase in revenue reflects continued growth of Zephyr Valve procedure volumes in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.3 million, or 38.5%, to $4.6 million during the three months ended September 30, 2023, compared to $3.3 million during the three months ended September 30, 2022. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin decreased by 1.5% to 73.7% during the three months ended September 30,

2023, compared to 75.2% during the three months ended September 30, 2022. The decrease was primarily due to higher scrap and reserve expense recorded during the three months ended September 30, 2023.
Research and Development Expenses
Research and development expenses decreased by $0.2 million, or 3.3%, to $4.2 million during the three months ended September 30, 2023, compared to $4.4 million during the three months ended September 30, 2022. The decrease in research and development expense was primarily due to a decrease of $0.4 million in services and other expenses in support of product development, offset by an increase of $0.2 million in personnel related expenses including stock-based compensation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.3 million, or 21.6%, to $24.0 million during the three months ended September 30, 2023, compared to $19.7 million during the three months ended September 30, 2022. The increase in selling, general and administrative expenses was primarily due to an increase of $4.0 million in payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, and an increase of $0.5 million in legal and other professional expenses, offset by a decrease of $0.4 million in marketing and other expenses.
Interest Expense and Income
Interest expense increased by $0.6 million to $0.9 million during the three months ended September 30, 2023 compared to $0.3 million during the three months ended September 30, 2022 due to higher outstanding debt principal and higher interest rates. Interest income increased by $1.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily as a result of higher returns on cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net increased by $0.1 million to $(0.3) million expense during the three months ended September 30, 2023, compared to $(0.4) million expense during the three months ended September 30, 2022, primarily due to foreign currency exchange losses.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the period indicated:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$49,397	$38,237	$11,160	29.2%
Costs of goods sold	13,045	9,556	3,489	36.5%
Gross profit	36,352	28,681	7,671	26.7%
Operating expenses:
Research and development	14,184	11,494	2,690	23.4%
Selling, general and administrative	70,184	61,197	8,987	14.7%
Total operating expenses	84,368	72,691	11,677	16.1%
Loss from operations	(48,016)	(44,010)	(4,006)	9.1%
Interest income	4,027	781	3,246	415.6%
Interest expense	(2,327)	(707)	(1,620)	229.1%
Other income (expense), net	(316)	(597)	281	(47.1)%
Net loss before tax	(46,632)	(44,533)	(2,099)	4.7%
Income tax expense	323	107	216	201.9%
Net loss	$(46,955)	$(44,640)	$(2,315)	5.2%
Revenue
Revenue increased by $11.2 million, or 29.2%, to $49.4 million during the nine months ended September 30, 2023, compared to $38.2 million during the nine months ended September 30, 2022. The sale of products in the United States increased by $9.2 million to $32.2 million during the nine months ended September 30, 2023, compared to $23.0 million for the nine months ended September 30, 2022. The sale of products in international markets increased by $2.0 million to $17.2 million during the nine months ended September 30, 2023, compared to $15.2 million for the nine months ended September 30, 2022. The increase in revenue reflects continued growth of Zephyr Valve procedure volumes in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $3.5 million, or 36.5%, to $13.0 million during the nine months ended September 30, 2023, compared to $9.5 million during the nine months ended September 30, 2022. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin decreased by 1.4% to 73.6% during the nine months ended September 30, 2023, compared to 75.0% during the nine months ended September 30, 2022. The decrease was primarily due to higher scrap and reserve expense recorded during the nine months ended September 30, 2023.
Research and Development Expenses
Research and development expenses increased by $2.7 million, or 23.4%, to $14.2 million during the nine months ended September 30, 2023, compared to $11.5 million during the nine months ended September 30, 2022. The increase in research and development expense was primarily due to an increase of $1.1 million in costs associated with our clinical trials, including fees paid to clinical research organizations, an increase of $0.5 million in payroll and personnel-related expenses including stock-based compensation, and an increase of $0.8 million in services and other expenses in support of product development.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $9.0 million, or 14.7%, to $70.2 million during the nine months ended September 30, 2023, compared to $61.2 million during the nine months ended September 30, 2022. The increase in selling, general and administrative expenses was primarily due to an increase of $8.5 million in payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, an increase of $1.2 million in legal and other professional expenses, and an increase of $0.9 million in global travel and conference related expenses. These increases were offset by a decrease of $1.2 million in marketing and other expenses, and a decrease of $0.9 million in insurance costs.
Interest Expense and Income
Interest expense increased by $1.6 million to $2.3 million during the nine months ended September 30, 2023 compared to $0.7 million during the nine months ended September 30, 2022 due to higher outstanding debt principal and higher interest rates. Interest income increased by $3.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily as a result of higher returns on cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net increased by $0.3 million to $(0.3) million expense during the nine months ended September 30, 2023, compared to $(0.6) million expense during the nine months ended September 30, 2022, primarily due to foreign currency exchange losses.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through initial public offering, private placements of equity securities, debt financing arrangements and sales of our products. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $139.8 million, an accumulated deficit of $397.3 million, and $37.2 million outstanding under the CIBC Loan and Credit Agreement, net of debt discount and debt issuance costs.
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
We paid $0.5 million fees to the lender and third parties which is reflected as a discount on the loans provided under the Amended and Restated CIBC Agreement and is being accreted over the life of the loan using the effective interest method. During the three months ended September 30, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.9 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively. Interest expense on the CIBC Loan amounted $2.3 million and $0.7 million during the nine months ended September 30, 2023 and 2022, respectively.
Credit Agreement
In April 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, entered into a COVID-19 Credit Agreement with UBS Switzerland AG to receive up to 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under Swiss Federal Government program to mitigate the economic impact of the spread of the coronavirus. In May 2020, Pulmonx International Sàrl received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) under the COVID-19 Credit Agreement. The COVID-19 Credit Agreement initially bore no interest and will be repaid within 60 months after receipt of funds, in twelve equal installments, paid semi-annually, which began in March of 2022. Effective April 1, 2023, the loan bears interest at a rate of 1.5% per year, paid quarterly. As of September 30, 2023, Pulmonx International Sàrl repaid $0.1 million to the lender.

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(29,161)	$(35,277)
Investing activities	748	(3,498)
Financing activities	21,383	2,352
Effect of exchange rate changes on cash and cash equivalents	244	345
Net decrease in cash and cash equivalents	$(6,786)	$(36,078)
Cash Flows from Operating Activities
Net cash used in operating activities was $29.2 million for the nine months ended September 30, 2023. Cash used in operating activities was primarily a result of the net loss of $47.0 million, an increase in accounts receivable of $1.3 million, an increase in inventory of $0.4 million due to continued production to build inventory to meet projected increase in sales and to protect against potential supply interruptions, a decrease in lease liabilities of $2.4 million due to lease payments, and amortization of premiums and discounts on marketable securities of $0.7 million, partially offset by an increase in accounts payable of $1.4 million due to timing of payments to our vendors, an increase in accrued liabilities of $0.9 million, stock-based compensation expense of $16.5 million, non-cash lease expense of $2.0 million, depreciation and amortization expense of $1.3 million and write-down of inventory of $0.9 million.
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
Cash Flows from Investing Activities
Net cash provided by investing activities in the nine months ended September 30, 2023 was $0.7 million, consisting of proceeds from maturities of marketable securities of $42.8 million, offset by purchases of marketable securities of $41.4 million and purchases of property and equipment of $0.6 million.
Net cash used in investing activities in the nine months ended September 30, 2022 was $3.5 million consisting of purchases of marketable securities of $36.9 million and purchases of property and equipment of $1.1 million partially offset by proceeds from maturities of marketable securities of $34.5 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2023 of $21.4 million primarily relates to proceeds of $20.0 million from borrowing under the Amended and Restated CIBC Agreement, proceeds from issuance of common stock under the employee stock purchase plan of $1.2 million and proceeds from exercise of common stock options of $0.2 million.
Net cash provided by financing activities in the nine months ended September 30, 2022 of $2.4 million primarily relates to proceeds from the exercise of stock options of $0.5 million and proceeds from issuance of common stock under the employee stock purchase plan of $1.9 million, offset by repayment of Credit Agreement of less than $0.1 million.
Material Cash Requirements
Our net cash operating expenditures were $29.2 million in the nine months ended September 30, 2023 and $35.3 million in the nine months ended September 30, 2022, and we intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $0.6 million and $1.1 million in the nine months ended September 30, 2023 and 2022, respectively, and we expect to maintain the level of expenditures in the future in support of our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $5.2 million as of September 30, 2023, with $3.6 million expected to be paid within the next 12 months, and amounts related to future long-term debt which total $37.2 million, with $3.7 million expected to be paid within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of September 30, 2023, we had cash, cash equivalents and marketable securities of $139.8 million. Based on our current planned operations, we expect that our cash and cash equivalents will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $94.9 million as of September 30, 2023, which consist of cash and money market funds. We held cash in foreign banks of approximately $4.4 million as of September 30, 2023 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $36.8 million under the CIBC Agreement with an annual effective interest rate of 10.1% as of September 30, 2023. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 34.8% and 39.8% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the nine months ended September 30, 2023 by approximately $1.7 million and $1.4 million, respectively, with a net impact of $0.3 million on our net loss. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the nine months ended September 30, 2022 by approximately $1.5 million and $1.2 million, respectively, with a net impact of $0.3 million on our net loss. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary Risk Factors
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
We have incurred net losses since our inception. For the nine months ended September 30, 2023 and 2022, we had net losses of $47.0 million and $44.6 million, respectively, and we expect to continue to incur additional losses. As of September 30, 2023, we had an accumulated deficit of $397.3 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the nine months ended September 30, 2023 and 2022 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of September 30, 2023, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, and BCBS Michigan have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving pre-authorization requests on a case-by-case basis.
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
In March 2021, we entered into an Amended and Restated Loan and Security Agreement (as amended, the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), under which we have borrowed $37.0 million in debt financing as of September 30, 2023. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of September 30, 2023, we had $139.8 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $397.3 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities, together with available borrowings under the CIBC Agreement, will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and other personnel. We are highly dependent upon our management team, particularly our Chief Executive

Officer, the rest of our senior management, and other key personnel. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could therefore negatively affect our business, financial condition and results of operations. In addition, we do not carry any key person insurance policies that could offset potential loss of service under applicable circumstances.
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
Sales in markets outside of the United States accounted for approximately 34.8% and 39.8% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
Unfavorable global economic conditions, including as a result of armed conflict, could negatively affect our business, financial condition or results of operations.
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
As of September 30, 2023, we had outstanding 38,301,446 shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.
Further, as of September 30, 2023, holders of a substantial number of shares had rights, subject to certain conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file on our behalf or for other stockholders.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own approximately 57% of our outstanding common stock as of September 30, 2023. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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

Item 2. Unregistered Sales of Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On September 30, 2020, our registration statement on Form S-1 (File No. 333-248635) relating to our initial public offering (“IPO”) of common stock became effective. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 1, 2020.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

4.1	Form of Common Stock Certificate of Pulmonx Corporation.	S-1/A	333-248635	4.1	September 24, 2020

4.2	Amended and Restated Investors’ Rights Agreement by and among Pulmonx Corporation and certain of its Stockholders, dated April 16, 2019.	S-1/A	333-248635	4.2	September 24, 2020

10.1+	Consulting Agreement, dated November 1, 2023, by and between Pulmonx Corporation and Derrick Sung.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

PULMONX CORPORATION

Date: November 3, 2023	By:	/s/ Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

Date: November 3, 2023	By:	/s/ John McKune
John McKune
Interim Chief Financial Officer