Form 10-K
period 2023-12-31
Pulmonx Corp
filed 2024-02-27
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 19, 2024, there were 38,537,356 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2023, was approximately $478.5 million. Solely for the purposes of this disclosure, shares of common stock held by executive officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•our ability to obtain and maintain regulatory approval, certification or clearance of our products on expected timelines;
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

•our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
•our expectations regarding the impact of any public health crises, such as a resurgence of COVID-19 infections, on our business, financial condition and results of operations.
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
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. In international markets, we employ both direct and distributor-based sales models, with over 96% of our revenue generated in markets where we sell directly for the year ended December 31, 2023.
We generated revenue of $68.7 million, with a gross margin of 73.9% and a net loss of $60.8 million, for the year ended December 31, 2023 compared to revenue of $53.7 million, with a gross margin of 74.3% and a net loss of $58.9 million, for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $411.2 million. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters.

We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us.
Our Market Opportunity
Overview of COPD and Emphysema
COPD refers to a group of lung diseases characterized by obstruction of airflow that interferes with normal breathing. According to the World Health Organization, COPD is the third leading cause of death worldwide, causing 3.23 million deaths in 2019.
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

StratX Platform
The StratX Platform is a cloud-based quantitative CT analysis service that provides physicians with an easy-to-read report that we designed for our solution that includes information on emphysema destruction, fissure completeness and lobar volume to help identify target lobes for treatment with Zephyr Valves. After the physician captures a CT scan of the patient’s chest according to the StratX parameters, the CT scan is de-identified of patient information, and the hospital staff uploads the CT scan to a third-party cloud service provider where it is analyzed using validated algorithms within the StratX Platform. The StratX Platform is designed to enable physicians to screen treatment candidates non-invasively, prioritize between multiple potential treatment targets, if applicable, enhance case planning, and educate themselves and their patients using the simple-to-read StratX Lung Report.
In order to make the StratX Platform available to physicians, we contract with a third-party cloud service provider. This third-party cloud service enables physicians to upload CT scan data while removing protected health information (“PHI”) of patients from that data, in case the physicians have, inadvertently, not removed the PHI themselves. We also contract with additional third-party service providers to analyze the CT scan data using their proprietary software and provide quantitative results via the StratX Lung Report. The StratX Lung Report is then made available to physicians in the third-party cloud service. The software of each of these third-party service providers has received either 510(k) approval or successfully underwent a conformity assessment procedure with a Notified Body and was subsequently CE Marked in accordance with applicable legislation governing medical devices. We provide exclusive access to physicians to their StratX accounts and cases and monitor this CT scan upload and analysis process to ensure quality control.
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

Airflow and pressure can be displayed on the console of the Chartis System allowing for a measurement of collateral ventilation in the targeted lobe. The system works with spontaneous breathing or mechanical ventilation.
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
We have followed patients enrolled in the LIBERATE study for up to five years for safety and effectiveness (FEV1) assessments. We have also established a patient registry to collect additional data on the safety and effectiveness (FEV1) of the Zephyr Valve in the United States. We have established a similar registry in France and Japan.
As seen in the table below, the results from multiple randomized clinical trials have consistently shown statistically significant and clinically meaningful benefits of Zephyr Valves across multiple measures of effectiveness.

			Improvement in:
Randomized Controlled Clinical Trials	Size and Follow-up Period	Procedural Success (TLVR) MCID ≥ 350mL	Lung Function (FEV1%) ┬ MCID ≥ 10%-15%	Exercise Capacity (6MWD) ┬ MCID ≥ 26 m	Quality of Life (SGRQ) ┬ MCID ≥ -4 pts
LIBERATE	n = 190 12 Mo	84%	18.0% p<0.001	39 m p=0.002	-7.1 pts p=0.004
TRANSFORM	n = 97 6 Mo	90%	29.3 % p<0.001	79 m p<0.001	-6.5 pts p=0.031
IMPACT	n = 93 6 Mo	89%	16.3 % p<0.001**	28 m p=0.016**	-7.5 pts p<0.001**
STELVIO	n = 68 6 Mo	88%	17.8 % P=0.001	74 m p<0.001	-14.7 pts* P<0.001
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
We sell Zephyr Valves primarily through a direct sales force that engages with pulmonologists in the United States, Europe and Asia Pacific. Zephyr Valves are typically implanted by an interventional pulmonologist at a hospital, and patients are often evaluated in a multi-disciplinary team approach that includes other lung physicians, radiologists, respiratory therapy specialists and/or surgeons. Our sales personnel work closely with these stakeholders to ensure quality outcomes. We offer an in-depth training program developed in conjunction with leading global thought leaders and the largest pulmonary society in the United States. Our sales personnel work with hospitals to leverage their existing resources to efficiently establish and market Zephyr Valves as a service line. Our sales territory managers also call on community physicians, nurses, respiratory therapists and pulmonary rehabilitation centers to raise awareness of Zephyr Valves as a treatment option.
Our strategy is to identify territories with high unmet need, identify leading hospitals and work with champions of our solution to establish quality Zephyr Valve programs. We believe there is a significant growth opportunity for hospitals to provide high quality comprehensive diagnosis and treatment for advanced COPD patients. We facilitate sharing of best practices among hospitals on how to efficiently educate stakeholders, screen patients, and manage patient care.
We intend to continue to promote awareness of our solution through training and educating physicians, pulmonary rehabilitation centers, key opinion leaders, various medical societies, and prospective patients on the proven clinical benefits of Zephyr Valves. We continue to develop our relationships with credible third parties, such as our partnership with the American College of Chest Physicians and Medscape, on continuing medical education-accredited training and with the American Lung Association and the COPD Foundation on patient and physician education. In addition, we intend to continue to publish additional clinical data in various industry and scientific journals, online and through presentations at various industry conferences.
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
Payment
Payment refers to the amount paid to providers for specific procedures and supplies. Physician reimbursement under Medicare generally is based on a defined fee schedule (“Physician Fee Schedule”) through which payment amounts are determined by the relative values of the service rendered. Medicare provides reimbursement to our hospital customers as a lump sum intended to cover all costs under a single MS-DRG payment. Reimbursement from commercial payors is typically based on a similar methodology but rates vary depending on the procedure performed, the hospital, the commercial payor, contract terms and other factors.
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
Commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have all issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. We continue to engage with commercial payors to establish positive national coverage policies by highlighting our compelling and robust clinical data, unique patient selection tools, favorable safety profile to more invasive options, increased patient demand and support from global treatment recommendations for the management of COPD and emphysema.

Prior Authorization Approval Process
A second key element of our reimbursement strategy includes leveraging our patient reimbursement support team and knowledge of the published data to assist patients and physicians in obtaining appropriate prior authorization approvals in advance of treatment for payors that require it. We believe our patient reimbursement support team is highly effective in working with patients and physicians to obtain appropriate prior authorizations for the Zephyr Valve treatment even when a non-coverage policy exists.
Reimbursement Outside of the United States
Outside of the United States, reimbursement levels vary significantly by country and by patient. Reimbursement is obtained from a variety of sources, including national health care systems or private health insurance plans, or combinations thereof. We have established market access in countries across Europe and Asia Pacific, including Australia, Austria, Belgium, France, Germany, Japan, the Netherlands, United Kingdom, Scotland, Switzerland and South Korea, and other countries. The procedure is now included as a treatment option in national and international COPD management and treatment guidelines across Europe and Asia Pacific.
Research, Development and Clinical Programs
Our research and development team continues to design, develop and test new innovations to improve patient outcomes and expand our addressable market. We also work with external vendors in the design and testing of new technologies.
Our pipeline of products that we are currently considering includes innovations in image analysis to support advanced patient selection and optimize patient outcomes, catheter technologies to improve Chartis assessment, valve deliverability and reduce procedure time and the use of AeriSeal for addressing the needs of severe emphysema patients who are not eligible for Zephyr Valves due to collateral ventilation.
AeriSeal is a polymerizing sealant that can be delivered via a bronchoscope to a targeted region of the lung to reduce volume in the treated area. We believe that AeriSeal would enable the treatment of patients with collateral ventilation, which would complement the screening of patients for Zephyr Valves. We have successfully undertaken the conformity assessment procedure in the EU with a Notified Body and CE marked AeriSeal on the basis of the MDD (as defined below), which we continue to place on the market in accordance with the transitional provisions of the MDR (as defined below), and have Therapeutic Goods Administration approval in Australia for the medical device and have completed initial feasibility research. We have funded an independent feasibility study using AeriSeal and sponsored another study to expand the number of patients that can be treated with Zephyr Valves. In December 2020, AeriSeal received designation as a Breakthrough Device by the FDA. We have received a staged IDE approval to commence a clinical trial with AeriSeal. If successfully developed and approved, AeriSeal could further expand the addressable market of our solution.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2023, we had 35 patent families in force worldwide. As of December 31, 2023, we had rights to 65 issued United States patents, 15 pending United States patent applications, 112 issued foreign patents and 15 pending foreign patent applications. Our most material foreign patents issued and patent applications pending are in the European Union (“EU”), France, Germany, Japan and the United Kingdom. Our patents cover aspects of our current Zephyr Valve, loading system, airway sizing, EDC, Chartis System, AeriSeal, StratX, and future product concepts. The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. Our patents expire between 2024 and 2041. Once a patent expires, the protection ends, and an invention enters the public domain; that is, anyone can commercially exploit the invention without infringing the patent.
We also rely upon trademarks to build and maintain the integrity of our brand. As of December 31, 2023, we had nine registered trademarks, some of which apply to multiple countries, and several pending trademark applications in various countries.
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
Manufacturing and Supply
We manufacture all our products — valves, delivery catheters, balloon catheters and the Chartis System console — at our headquarters located at 700 Chesapeake Drive, Redwood City, California 94063 where we lease approximately 25,000 square feet of space. Our lease terminates on July 31, 2025. We lease additional facilities in Redwood City, California of approximately 8,000 square feet and 17,000 square feet of space under lease agreements that terminate contemporaneously on September 30, 2024.
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
The FDA monitors compliance with the QSR through periodic inspections of our facilities, which may include inspection of our suppliers’ facilities as well. Our European Union Notified Body and Great Britain approved body, British Standards Institute (“BSI”), monitors compliance with the European Union Medical Devices Directive (Council Directive 93/42/EEC) (“MDD”), the Medical Device Regulation (Regulation (EU) 2017/745) (“MDR”), and the UK Medical Devices Regulations 2002 requirements through both annual scheduled audits and periodic unannounced audits of our manufacturing facilities as well as our contract third-party suppliers’ facilities.
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
Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the General Controls for Medical Devices (“General Controls”), which require compliance with the applicable portions of the QSR, facility registration and product listing, reporting of adverse events and malfunctions, and as appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.
Class II devices are those that are subject to the General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device (“Special Controls”). These Special Controls can include performance standards, patient registries, FDA guidance documents and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process.
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
The Investigational Device Exemption Process (“IDE”)
In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an IDE application. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and Institutional Review Board (“IRB”) approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate IRBs at the clinical trial sites. There can be no assurance that submission of an IDE application will result in the ability to commence clinical trials, and although the FDA’s approval of an IDE application allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria.
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
On May 26, 2021, the MDR entered into application, repealing and replacing both the MDD, and Directive 90/385/EEC concerning active implantable medical devices, or AIMD. The MDR and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. Medical devices must comply with the General Safety and Performance Requirements, or GSPRs, set out in Annex I of the MDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPRs provided in the MDR and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low risk medical devices (Class I with no measuring function and which are not sterile), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The

Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.
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
The MDR includes transitional provisions, amended by Regulation (EU) 2023/603. Accordingly, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from May 25, 2017, and which remained valid on May 26, 2021 and have not since been withdrawn will, with certain exceptions, remain valid until December 31, 2027 for Class III and Class IIb implantable medical devices and until December 31, 2028 for other Class Iib, Class Iia and Class I devices with a measuring function or which are sterile. Class I medical devices, for which the conformity assessment procedure in accordance with the MDD or the AIMD did not require the involvement of a Notified Body but will require the involvement of a Notified Body in accordance with the MDR and for which an EU Declaration of Conformity was issued in accordance with the MDD or the AIMD prior to May 26, 2021, can continue to be placed on the EEA market until December 31, 2028. Manufacturers of medical devices may only benefit from the above extended transitional provisions deadlines if the following conditions are fulfilled: (i) the devices continue to comply with the requirements of the MDD or AIMD, (ii) there are no significant changes in the design and intended purpose, (iii) the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health, (iv) the manufacturer implements a quality management system by May 26, 2024 which complies with the requirements of the Medical Devices Regulation, (v) by May 26, 2024 an application is lodged with a Notified Body for conduct of the conformity assessment of the devices covered by the CE Certificate of Conformity, or the devices intended to substitute for such devices, in accordance with the MDR and a related written agreement is signed with the Notified Body by September 26, 2024, and (vi) from May 26, 2021, compliance with the MDR relating to post-market surveillance, market surveillance, vigilance, registration of economic operators and of devices is ensured in place of the corresponding requirements in the MDD or AIMD.
In addition, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from May 25, 2017, which were valid on May 26, 2021 and have not been withdraw since but which expired before March 20, 2023, will only continue to be valid in accordance with the extended transitional deadlines above if either (i) the manufacturer signed a written agreement with a Notified Body for the conformity assessment of the device covered by the expired CE Certificate of Conformity, or the device intended to substitute that device, in accordance with the Medical Device Regulation before the date of expiry of the CE Certificate of Conformity, or (ii) a competent authority of an EU Member State has granted a derogation from the application conformity assessment procedure in accordance with Article 59(1) or Article 97(1) of the Medical Device Regulation.
The MDR sets out the regulatory framework for medical devices in the European Union. The Competent Authorities of each EU Member State oversee the implementation of the MDR within their jurisdiction. Devices are classified in accordance with their perceived risks in a manner similar to the United States risk classification system. Before a medical device can be marketed in the EU it must undergo a conformity assessment procedure after which the manufacturer may affix the CE mark on the devices. The class of a product determines the conformity assessment required before the CE mark can be placed on a product. Our devices are Class IIa and Class IIb on the basis of the MDD and require the involvement of a Notified Body. Once the Notified Body has issued a Certificate of Conformity, the manufacturer has drawn up the Declaration of Conformity and affixed the CE mark the device can be sold throughout the European Union. We remain subject to ongoing MDR requirements including among others market surveillance after affixing the CE mark to our devices. We are currently placing our medical devices on the market in accordance with the MDR, as well as the stringent requirements of the transitional provisions of the MDR and the requirements of the MDD, as applicable to our products, and the guidance of the European Commission’s Medical Devices Coordination Group. For those devices we are placing on the market in accordance with the transitional provisions of the MDR, we intend to complete conformity assessment procedures in accordance with the MDR prior to the expiration of our existing CE Certificate(s) of Conformity issued by our Notified Body BSI on the basis of the MDD, and the expiration of the transitional provisions of the MDR.
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom, or the UK, was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules continued to apply. The United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the United Kingdom and European Union’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the European Union and the UK in relation to goods. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a “third country,” a country that is not a member of the European Union and whose citizens do not enjoy the European Union right to free movement. Northern Ireland will continue to follow many aspects of the European Union regulatory rules, particularly in relation to trade in goods, and including the MDR. In light of the fact that the CE Marking process is set out in EU law, which no longer applies in the United Kingdom, the United Kingdom has devised a new route to market culminating in a UKCA Mark to replace the CE Mark. Northern Ireland will, however, continue to be covered by the regulations governing CE Marks. The UK Government has established transitional provision to recognize the acceptance of CE marked medical devices on the Great Britain market. Accordingly, Class III and Class IIb implantable medical devices which have been CE marked in accordance with the MDD or AIMD and for which a CE Certificate of Conformity has been delivered by a Notified Body in accordance with the MDD or AIMD, can be placed on the Great Britain market until the sooner of the expiry of the related CE Certificate of Conformity or June 30, 2028. However, in light of the extended transitional provisions of the Medical Device Regulation, related CE Certificates of Conformity will expire, at the latest, on December 31, 2027. Other Class IIb, Class IIa and Class I devices with a measuring function which have been CE marked in accordance with the MDD or AIMD and for which a CE Certificate of Conformity has been delivered by a Notified Body in accordance with the MDD or AIMD, can be placed on the Great Britain market until the sooner of the expiry of the related CE Certificate of Conformity or June 30, 2028. Class I medical devices, for which the conformity assessment procedure in accordance with the MDD or the AIMD did not require the involvement of a Notified Body but will require the involvement of a Notified Body in accordance with the Medical Device Regulation and for which an EU Declaration of Conformity was issued in accordance with the MDD or the AIMD prior to May 26, 2021, can continue to be placed on the Great Britain market until June 30, 2028. Medical devices which have been CE marked in accordance with the Medical Device Regulation may be placed on the Great Britain market until June 30, 2030.
The UK government plans on introducing new legislation governing medical devices with an aim for core aspects of the future regime for medical devices to apply from July 1, 2025. New legislation is also anticipated in 2024 to bring into force strengthened post-market surveillance requirements ahead of the wider future regulatory regime. These post-market surveillance requirements are expected to apply from mid-2024. Our devices were regulated under MDD prior to Brexit and are subject to the UK Medical Devices Regulations 2002. Pulmonx has registered all products in accordance with the regulation, we received a related certificate of conformity from our Great Britain Approved Body BSI.
In addition, the advertising and promotion of medical devices in the EU is subject to the national laws of the individual EU Member States that implemented the MDD, the AIMD and that apply the MDR, Directive 2006/114/

EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EU Member States governing the advertising and promotion of medical devices. EU Member States’ national legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
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
Privacy and Information Security Laws
In the ordinary course of our business, we may process personal data, including health data collected through the clinical trial process, our research collaborations, and directly from individuals or their healthcare providers under our patient reimbursement support programs. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards and contractual obligations related to data privacy, security, and protection. Such obligations may include, without limitation, the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), and the EU GDPR as it forms part of United Kingdom (“UK”) law (the “UK GDPR”) (collectively, the “GDPR”). In addition, states within the United States have enacted data privacy laws including Virginia, Colorado, Utah, and Connecticut.
The CCPA and GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing and that increase our compliance obligations and exposure for any non-compliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using and disclosing personal data and to respond to certain requests from California residents related to their personal data. Also, the CCPA provides for civil penalties and a private right of action for data breaches that may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became effective January 1, 2023, expands the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal data, along with establishing restrictions on personal data retention and a new California Privacy Protection Agency to implement and enforce the new law. US federal and state consumer protection laws may require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
European data protection laws, including the GDPR, impose strict compliance obligations on entities for processing personal data, including health data. For example, the GDPR provides the competent authorities with extensive competences and powers to investigate and act against non-compliances or infringements including the potential to impose fines of up to €20 million under the EU GDPR, £17.5 million under the UK GDPR, or, in each case, 4% of the firm’s worldwide annual revenue from the preceding financial year, whichever amount is higher.
The processing of personal health data of patients in the EU and the UK is subject to further stringent requirements. For example, such processing requires both a lawful basis under Article 6 GDPR and at least one separate condition for processing under Article 9 GDPR. In addition, such processing must meet high standards under the GDPR regarding transparency and communication towards patients, identifying an appropriate legal basis for processing the personal data, purpose limitation and implementing appropriate technical and security measures safeguards for the transfer of personal data outside of the EU and the UK to countries like the USA, limiting personal data processing only to what is necessary, and increasing rights for data subjects.
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
There are a number of statutory exceptions and regulatory “safe harbors” protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance to offer protection. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the Health and Human Services (“HHS”) Office of the Inspector General (“OIG”).
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
International Laws
Outside the United States, interactions between medical device companies and healthcare professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct.
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
United States Centers for Medicare and Medicaid Services (“CMS”)
Medicare is a federal program administered by CMS through MACs. Available to individuals age 65 or over, and certain other individuals, the Medicare program provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and copayments.
CMS has established guidelines for the coverage and reimbursement of certain products and procedures by Medicare. In general, in order to be reimbursed by Medicare, a healthcare procedure furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received healthcare products and services. Any changes in federal legislation, regulations and policy affecting CMS coverage and reimbursement relative to the procedure using our products could have a material effect on our performance. While no NCD or LCD exists for endobronchial valves currently, CMS could develop an NCD, or one or more MACs could develop an LCD that either restricts coverage or restricts the patient population deemed appropriate for the treatment.
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
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional congressional action is taken.
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
EU Health Reform
Moreover, in the EU some countries may, after the medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medical devices, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021 the HTA Regulation was adopted and entered into force on January 11, 2022. It will apply from 2025.
Human Capital Management
Employees, Talent Management & Development
As of December 31, 2023, we had a total of 279 full time employees, with 213 employees in the U.S., 55 in Europe, and 11 in Asia Pacific. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that we have good relations with our employees. We believe that our employees are the foundation of our business and we are committed to the development and retention of our workforce.
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
We have incurred net losses since our inception. For the years ended December 31, 2023 and 2022, we had net losses of $60.8 million and $58.9 million, respectively, and we expect to continue to incur additional losses. As of December 31, 2023, we had an accumulated deficit of $411.2 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances, certification or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
We have limited experience marketing and selling our solution.
We began commercializing our solution and the Zephyr Valve in the United States in 2018 and, through our predecessors, in the EU and other European countries in 2003. Our limited commercialization experience and limited number of approved or cleared products make it difficult to evaluate our current business and predict our future prospects. These factors also make it difficult for us to forecast our future financial performance and growth, and such forecasts are subject to a number of uncertainties, including our ability to successfully complete clinical trials and obtain pre-market approval or 510(k) clearance by the FDA for future planned products in the United States or in key international markets. Our commercialization efforts will depend on the efforts of our management and sales team, our third-party suppliers, physicians and hospitals, and general economic conditions, among other factors, including the following:
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
•the impact of any public health crisis, such as a resurgence of COVID-19 infections, on our business, financial condition and results of operations;

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
Our business currently depends entirely on our ability to successfully commercialize the Zephyr Valve, as well as our overall solution, in a timely manner. We have no other therapeutic products currently approved for sale in the United States and we may never be able to develop additional marketable products or enhancements to the Zephyr Valve solution. Currently, our solution is only available to treat patients with severe emphysema in the United States and additional limited indications internationally where we have obtained the necessary regulatory approvals, certification or clearances. Therefore, we are dependent on widespread market adoption of our solution for this limited use-case and we will continue to be dependent on this use-case for the foreseeable future. There can be no assurance that our solution will gain a substantial degree of market acceptance among specialty physicians, patients or healthcare providers. Our failure to successfully increase sales of our solution or develop solutions that address forms of COPD beyond severe emphysema and obtain any necessary regulatory approvals, certification or clearances in connection therewith could negatively affect our business, financial condition and results of operations.
Our success depends in large part on the success of the Zephyr Valve. If we are unable to successfully market and sell the Zephyr Valves, as well as our overall solution, to patients with severe emphysema, it will negatively affect our business, financial condition and results of operations.
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the years ended December 31, 2023 and 2022 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
•access to hospital bidding processes;
•a decrease or delay in the number of procedures performed using our solution as a result of a public health crisis, such as a resurgence of COVID-19 infections;
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
Public health crises, such as the COVID-19 pandemic, have in the past and may in the future have a material adverse impact on our business, financial condition and results of operations.
Public health crises, such as the COVID-19 pandemic, and other events beyond our control, have in the past and may in the future have a material adverse impact on our business, financial condition and results of operations. For example, the COVID-19 pandemic and related governmental and societal responses to mitigate its impact had a material adverse impact on our business, financial condition and results of operations by decreasing and delaying procedures performed using our products due to healthcare organizations prioritizing the treatment of patients with COVID-19 and altering their operations to respond to the pandemic.
A public health crises could significantly disrupt economic activity globally and have a material adverse impact our ability to access capital and on our business, financial condition and results of operations as a result of hospitals reducing capital and overall spend and other potential changes in healthcare organizations’ prioritizing of patient treatment, significant job losses and unemployment, including the inability of patients to obtain or maintain health insurance policies, inflation, and reductions in disposable income. Additionally, if a public health crisis or other event beyond our control were to emerge, there may be limited provider capacity due to labor shortages, or for other reasons, which could limit the ability of patients to receive treatment with Zephyr Valves. This limited provider and hospital capacity could have a material adverse effect on our business, financial condition and results of operations, and it may have the effect of heightening other risks described in this “Risk Factors” section.

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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of December 31, 2023, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving prior authorization requests on a case-by-case basis.
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
Physicians that insert the Zephyr Valve, or the hospitals for which they work, may be subject to reimbursement claim denials upon submission of the claim. Physicians or hospitals may also be subject to recovery of overpayments if a payor makes payment for the claim and subsequently determines that the payor’s coding, billing or coverage policies were not followed. Whenever possible, prior authorization for coverage for the procedure is recommended before the procedure is performed. When prior authorization is not obtained or not allowed, and the procedure is performed and not covered by third-party payors, physicians or hospitals typically directly bill patients enrolled with these third-party payors for the costs and fees associated with the procedures in which our products are used. Moreover, because there is often no separate reimbursement for supplies used in surgical procedures, the additional cost associated with the use of our solution can affect the profit margin of the hospital or surgery center where the procedure is performed. Some of our target physicians and hospitals may be unwilling to adopt our products in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse physicians and hospitals could make it difficult for existing physicians and hospitals to continue using or to adopt our solution and could create additional pricing pressure for us. If we are forced to lower the price we charge for our solution, our gross margins will decrease, which will negatively affect our business, financial condition and results of operations.
Outside of the United States, reimbursement levels vary significantly by country and by patient. Reimbursement is obtained from a variety of sources, including government sponsors, hospital budgets, or private health insurance plans, or combinations thereof. We have established market access in countries across Europe and Asia Pacific, including Australia, Austria, Belgium, France, Germany, Japan, the Netherlands, United Kingdom (the “UK”), Scotland, Switzerland and South Korea, and other countries. Even if we succeed in bringing our products to market in additional foreign countries, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at acceptable prices. For example, in some markets, such as France, coverage and reimbursement are currently available for procedures using our products but are subject to constraints such as price controls or unit sales limitations.
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
Although we have demonstrated the safety, effectiveness and clinical advantages of our solution in multiple clinical trials in approximately 450 patients selected using the Chartis System, the Zephyr Valve is still a relatively new treatment for severe emphysema. The long-term effects of using our solution in a large number of patients are currently being studied, and the results of short-term clinical use of such products do not necessarily predict long-term clinical benefits or reveal long-term adverse effects. We were required to conduct the LIBERATE extension study to follow up on safety and effectiveness out to five years. After the completion of the one-year follow up, 115 Zephyr Valve patients and 47 crossover patients (162 total patients) entered the LIBERATE extension study. Patient follow up for this extension study has been recently completed, and data analysis is ongoing. Our ability to interpret the data from the LIBERATE extension study may be limited by the fact that the matched control group exited the study after one year. In addition to the LIBERATE extension study, registry studies evaluating the safety and effectiveness of our solution out to three years in the United States, France and Japan are ongoing, with a total enrollment of over 300 patients. The results of clinical trials of our solution conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials in other patient populations. In addition, pre-clinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in pre-clinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials and subsequently failed to obtain marketing approval. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.
The continuing development of our products depends upon our maintaining strong working relationships with physicians.
The research, development, marketing and sale of our current products and potential new and improved products or future product indications for which we receive regulatory clearance, certification or approval depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us in clinical trials and in marketing, and as researchers, product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could negatively affect our business, financial condition and results of operations. At the same time, the medical device industry’s relationship with physicians is under increasing scrutiny by the U.S. Department of Health and Human Services Office of Inspector General (“OIG”), the U.S. Department of Justice (“DOJ”), the state attorneys general and other foreign and domestic government agencies. Our failure to comply with requirements governing the industry’s relationships with physicians or an investigation into our compliance by the OIG, the DOJ, state attorneys general and other government agencies, could negatively affect our business, financial condition and results of operations. Additional information regarding the laws impacting our relationships with physicians and other healthcare professionals can be found below under “Risks Related to Government Regulation and Our Industry.”
We rely on third parties to perform certain aspects of the CT scan analysis within the StratX Platform.
We rely on third-party service providers to upload and analyze CT scan data on the StratX Platform. In order to make the StratX Platform available to physicians, we contract with a third-party cloud service. This third-party cloud service enables physicians to upload CT scan data while removing protected health information (“PHI”) of patients from that data, in case the physicians have, inadvertently, not removed the PHI themselves. We also contract with additional third-party service providers to analyze the CT scan data using their proprietary software, and provide quantitative results via an easy-to-read StratX Lung Report. The StratX Lung Report is then made available to physicians in the third-party cloud service.

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
•the timing and cost of obtaining regulatory approvals, certification or clearances for planned or future products or indications;
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

•the impact of a public health crisis, such as a resurgence of COVID-19 infections, on our business, financial condition and results of operations;
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
In March 2021, we entered into an Amended and Restated Loan and Security Agreement (as amended, the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), under which we have borrowed $37.0 million in debt financing as of December 31, 2023. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of December 31, 2023, we had $131.5 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $411.2 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
•the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and
•the impact of public health crises, such as a resurgence of COVID-19 infections, on our business, financial condition, and results of operations.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and other personnel. We are highly dependent upon our management team, particularly our Chief Executive Officer, the rest of our senior management, and other key personnel. From time to time, there have been and may in the future be changes in our management team or other key employees resulting from the hiring or departure of these personnel. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could therefore negatively affect our business, financial condition and results of operations. In addition, we do not carry any key person insurance policies that could offset potential loss of service under applicable circumstances.
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
Further, job candidates and existing employees, particularly in the San Francisco Bay Area, often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may harm our ability to recruit and retain highly skilled employees. Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it will negatively affect our business, financial condition and results of operations.

We have significant international operations, and to successfully market and sell our products in such international markets we must address international business risks with which we have limited experience.
Sales in markets outside of the United States accounted for approximately 33.1% and 39.5% of our revenue for the years ended December 31, 2023 and 2022, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, Japan, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
•the impact of public health crises, such as a resurgence of COVID-19 infections;
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
A public health crisis, such as a resurgence of COVID-19 infections, could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products and impact our business, financial condition and results of operations.
If one or more of these risks are realized, they may negatively affect our business, financial condition and results of operations.
If our information technology systems or data, or those third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.
In the ordinary course of business, we or the third parties upon whom we rely, collect, store, receive, generate, use, transfer, disclose, make accessible, protect, secure, dispose of or transmit (collectively, “process”) proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information and personal data).
We rely extensively on information technology (“IT”) systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided or used by third parties or their vendors, to assist in conducting our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Although we have implemented policies and procedures designed to ensure compliance with applicable data privacy and information security laws and regulations and we take measures to protect sensitive information from unauthorized access or disclosure, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our IT systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Our IT and infrastructure, and other third parties, including technology partners and providers, may be vulnerable to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. In addition to traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon whom we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems, operations and supply chain.
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
If we or our third-party service providers experience, or are perceived to have experienced, material security incidents, it may result in: government enforcement actions that could include investigations, fines, penalties, consent decrees, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; or orders to destroy or not use personal data. Applicable data privacy and information security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. Security incidents could also result in indemnity obligations, negative publicity and financial loss.
Security incidents and vulnerabilities may cause some of our customers and users to stop using our services and our failure, or perceived failure, to meet expectations with regard to the security, integrity, availability and confidentiality of our systems and sensitive data could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. Any of these results could harm our growth prospects, our business and our reputation. Moreover, security incidents can result in the diversion of funds, and interruptions, delays, or outages in our operations and services, including due to ransomware attacks. Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions to our operations and adversely impact the confidentiality, integrity and availability of sensitive, proprietary or confidential information, and prevent us from administering our business. There can be no assurance that limitations of liability in our contracts are sufficient or adequate enough to protect us from liabilities, damages, or claims related to our security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative artificial intelligence (“AI”) technologies.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
Unfavorable global economic conditions, including as a result of geopolitical conflict, could negatively affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, such as the global financial crisis of 2008, could result in a variety of risks to our business, including weakened demand for our solution, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, including due to the impact of inflationary pressures, could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing will negatively affect our business, financial condition and results of operations and we cannot anticipate all of the ways in which the economic climate and financial market conditions could negatively affect our business, financial condition and results of operations.
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
•be fully compliant with FDA and comparable foreign regulatory authorities’ requirements relating to the marketing of new devices or modified products;
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
The Zephyr Valve is subject to extensive regulation by the FDA in the United States and comparable foreign regulatory authorities abroad. Regulations specific to medical devices are wide ranging and govern, among other things:
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
•post-market approval studies; and
•product import and export.
The 510(k) or PMA and foreign equivalents process can be expensive, lengthy and unpredictable. We may not be able to obtain any necessary clearances, certification or approval or may be unduly delayed in doing so, which will negatively affect our business, financial condition and results of operations. Furthermore, even if we are granted regulatory clearances, certification or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained PMA approval and CE marked our product after obtaining related CE Certificates of Conformity to market the Zephyr Valve, our approval can be revoked if safety or efficacy problems develop.
The FDA, comparable foreign regulatory authorities and Notified Bodies can delay, limit or deny clearance, certification or approval of a device for many reasons, including:

•our inability to demonstrate to the satisfaction of the FDA, the applicable regulatory authority or Notified Body that our products are safe or effective for their intended uses;
•the disagreement of the FDA or the applicable foreign regulatory authority or Notified Body with the design or implementation of our clinical trials or the interpretation of data from pre-clinical studies or clinical trials;
•serious and unexpected adverse device effects experienced by participants in our clinical trials;
•the data from our pre-clinical studies and clinical trials may be insufficient to support clearance, certification or approval, where required;
•our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•the manufacturing process or facilities we use may not meet applicable requirements; and
•the potential for approval policies or regulations of the FDA or applicable foreign regulatory authorities to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance, certification or approval.
If we fail to remain in compliance with applicable European Union laws, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the European Economic Area (“EEA”) and other European countries in which we rely on the CE mark.
The FDA and state and international authorities including EU Member States have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by any such agency and authority, which may include any of the following sanctions:
•adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;
•repair, replacement, refunds, recall or seizure of our products;
•operating restrictions, partial suspension or total shutdown of production;
•denial of our requests for regulatory clearance, certification or premarket approval of new products or services, new intended uses or modifications to existing products or services;
•withdrawal of regulatory clearance, certification or premarket approvals that have already been granted; or
•criminal prosecution.
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
In addition to changes to the regulatory environment in the United States, there have been changes to the regulatory environment in certain foreign jurisdiction in which we operate. For example, the MDR became applicable in 2021 and includes transitional provisions. We are currently placing our medical devices on the market in accordance with the stringent requirements of the transitional provisions of the MDR, the requirements of the MDD and the guidance of the European Commission’s Medical Devices Coordination Group. We intend to complete conformity assessment procedures for our medical devices in accordance with the MDR prior to the expiration of our existing CE Certificate(s) of Conformity issued by our Notified Body BSI on the basis of the MDD, and the expiration of the transitional provisions of the MDR. The changes to the regulatory system implemented in the EU by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfilment of the obligations imposed by the MDR may cause us to incur substantial costs. We may be unable to fulfil these obligations for medical devices we intend to place on the EU market, or our Notified Body, where they are involved, may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the MDR. We must obtain the appropriate CE Certificate(s) of Conformity in accordance with the MDR to continue to place our products on the EU market, or other countries that relate their medical device regulations to a CE mark, once we can no longer benefit from the transitional provisions of the MDR. The modifications of the MDR may have an effect on the way we conduct our business in the EEA. Additional regulatory changes may negatively affect our business, financial condition and results of operations.
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
A recall of our products, either voluntarily or at the direction of the FDA or another regulatory authority, or the discovery of serious safety issues with our products that leads to corrective actions, could have a significant adverse impact on us.
The FDA and similar foreign regulatory authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. Manufacturers may also, under their own initiative, recall a product if any material deficiency in a device is found or withdraw a product to improve device performance or for other reasons. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Similar regulatory authorities in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources and could cause the price of our stock to decline, expose us to product liability or other claims and harm our reputation with customers. A future recall announcement will harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign regulatory authority could take enforcement action for failing to report the recalls when they were conducted.
In addition, under the FDA’s medical device reporting regulations (“MDRs”), we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDRs. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals, or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which will negatively affect our business, financial condition and results of operations, including our ability to market our products in the future. Comparable requirements and related consequences are applicable in foreign countries.
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
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•similar healthcare laws and regulations in the European Union, the UK and other jurisdictions, including national anti-bribery laws of European countries and national rules, regulations, industry self-regulation codes reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as personal data under the GDPR.
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
Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our activities, including those relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products (such as our patient reimbursement support program) and the sale and marketing of our products, may be subject to scrutiny under these laws. Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our activities could be subject to challenge under one or more such laws. The growth of our business and sales organization and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to significant penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, additional oversight and reporting obligations, exclusion from participation in government programs, such as Medicare and Medicaid, or comparable foreign programs, imprisonment, contractual damages, reputation harm and disgorgement and we could be required to curtail or cease our operations. Any of the foregoing consequences will negatively affect our business, financial condition and results of operations.
If we modify the Zephyr Valve, we may need to seek additional clearances, certification or approvals, which, if not granted, would prevent us from selling our modified products.
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
For those medical devices sold in the EU and for which we have obtained a CE Certificate of Conformity by a Notified Body, we must notify our Notified Body if significant changes are made to the devices or if there are substantial changes to our quality assurance systems affecting those products. In addition, if we make any substantial changes to medical devices for which we have obtained a CE Certificate of Conformity on the basis of the MDD and which we continue to place on the EU market on the basis of the transitional provisions of the MDR, we will no longer be able to benefit from the transitional provisions of the MDR. Substantial changes to such devices will trigger immediate compliance with the full regulatory framework of the MDR.
Delays in receipt or failure to receive approvals or certifications, the loss of previously received approvals or certifications, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.
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
In addition, the PMA approval for the Zephyr Valve was subject to several conditions of approval, including extended follow-up of the pre-market study cohort and post market study. Though we believe we have complied with these conditions to date, any failure to comply with the conditions of approval could result in the withdrawal of PMA approval and the inability to continue to market the device. Failure to conduct the required studies in accordance with Institutional Review Board (“IRB”) and informed consent requirements, or adverse findings in these studies, could also be grounds for withdrawal of approval of the PMA. In the EU, the MDR also imposes strict post-market regulatory requirements which are also applicable to those devices for which we have obtained a CE Certificate of Conformity on the basis of the MDD and which we continue to place on the EU market on the basis of the transitional provisions of the MDR.

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory approval or certification to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which will negatively affect our business, financial condition and results of operations.
If treatment guidelines for severe emphysema or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA or comparable foreign regulatory authorities, or certification from Notified Bodies, for one or more of our products.
If treatment guidelines for severe emphysema changes or the standard of care for this condition evolves, we may need to redesign the applicable product and seek new approvals from the FDA or comparable foreign regulatory authorities, or certification from Notified Bodies. Our PMA approvals from the FDA are based on current treatment guidelines. If treatment guidelines change so that different treatments become desirable, the clinical utility of one or more of our products could be diminished and will negatively affect our business, financial condition and results of operations.
If we or our suppliers fail to comply with the FDA’s QSR or the European Union Medical Devices Regulation, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.
Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s QSR and the European Union MDR, including Quality Management System requirements, both of which cover procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of Zephyr Valves. We are also subject to similar state requirements and licenses, and comply with ongoing International Organization for Standardization (“ISO”) in all operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, competent authorities of EU Member States, European Union Notified Bodies and comparable authorities in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances, certification and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would negatively affect our business, financial condition and results of operations. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.
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
We also maintain CE Certificate of Conformity for the design and manufacture of our products issued by BSI in the Netherlands, our European Notified Body, in accordance with the MDD and MDR, as applicable to our products. We believe that we are in compliance, in all material respects, with the MDD and MDR, as applicable to our products.
We can provide no assurance that we will continue to remain in compliance with the QSR, MDR, and MDD, as applicable to our products. If the FDA, CDPH, BSI or competent authorities of EU Member States inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility, we may be unable to produce our solutions, which will negatively affect our business, financial condition and results of operations.
The misuse or off-label use of our solution will harm our image in the marketplace, result in injuries that lead to product liability suits or result in costly investigations and sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which will negatively affect our business, financial condition and results of operations.
Our solution has been approved by the FDA for specific indications. We train our marketing and direct sales force to not promote our products for uses outside of the FDA-approved indications for use, known as “off-label” uses. We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those approved by the FDA or any foreign regulatory body, or for which we have CE marked our products, may not effectively treat such conditions, which will harm our reputation in the marketplace among physicians and patients.
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
Our educational and promotional activities and training methods must comply with FDA and other applicable laws, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA, or for which we have CE marked our products. Use of a device outside of its cleared, approved, or CE marked indications is known as “off-label” use. Physicians may use our products off-label in their professional medical judgment, as the FDA and comparable foreign regulatory authorities do not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA or comparable foreign regulatory authorities determine that our educational and promotional activities or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, injunctions, or seizures, which could have an adverse impact on our reputation and financial results. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory authority could disagree and conclude that we have engaged in off-label promotion. It is also possible that other federal, state or foreign enforcement authorities might take action, such as federal prosecution under the FCA, if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.
The clinical trial process required to obtain regulatory approvals and certification is lengthy and expensive with uncertain outcomes. If clinical studies of our future products do not produce results necessary to support regulatory clearance, certification or approval in the United States or, with respect to our current or future products, elsewhere, we will be unable to expand the indications for or commercialize these products and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of those products.
We have obtained PMA approval for the Zephyr Valve. In order to obtain PMA approval for a device, the sponsor must conduct well-controlled clinical trials designed to assess the safety and efficacy of the product candidate. Similar requirements may apply outside the U.S. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.
Successful results of pre-clinical studies are not necessarily indicative of future clinical trial results, and predecessor clinical trial results may not be replicated in subsequent clinical trials. Additionally, the FDA or comparable foreign regulatory authorities may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance, certification or approval of our products. The data we collect from our pre-clinical studies and clinical trials may not be sufficient to support FDA or comparable foreign regulatory authority clearance or approval, or certification, and if we are unable to demonstrate the safety and efficacy of our future products in our clinical trials, we will be unable to obtain regulatory clearance, certification or approval to market our products.
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
Clinical trials are necessary to support PMA applications and may be necessary to support PMA supplements for modified versions of our marketed device products. Similar requirements may apply outside the U.S. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. Adverse outcomes in the post-approval studies could also result in restrictions or withdrawal of approval of the PMA or comparable foreign approvals or certification. We will likely need to conduct additional clinical studies in the future to support new indications for our products or for approvals, certification or clearances of new product lines, or for the approval or certification of the use of our products in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons. We may experience a number of events that could adversely affect the costs, timing or successful completion of our clinical trials, including:

•we may be required to submit an IDE application to the FDA, or comparable foreign applications, which must become effective prior to commencing human clinical trials, and the FDA or comparable foreign regulatory authorities may reject our application and notify us that we may not begin investigational trials;
•regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;
•regulators, IRBs, ethics committees or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
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
•we might have to suspend, vary or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
•we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB, ethics committee or regulatory authority for re-examination;
•regulators, IRBs, ethics committees, or other parties may require or recommend that we or our investigators suspend, vary or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;
•the cost of clinical trials may be greater than we anticipate;
•clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;
•we may be unable to recruit a sufficient number of clinical trial sites;
•regulators, IRBs, ethics committees or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third-party supplier with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•approval policies or regulations of the FDA or applicable foreign regulatory authorities may change in a manner rendering our clinical data insufficient for approval; and
•our current or future products may have undesirable side effects or other unexpected characteristics.

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
Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental authorities and IRBs or ethics committees at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under current good manufacturing practice, requirements and other regulations. Furthermore, we may rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we may have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice (“GCP”) requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.
Even if our future products are cleared or approved in the United States, commercialization of our products in foreign countries would require clearance, certification or approval by regulatory authorities in those countries. Clearance, certification or approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.
Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA and comparable foreign regulatory authorities, and if we fail to do so, we would be subject to sanctions that could negatively affect our business, financial condition and results of operations.
We are required to file various reports with the FDA, national competent authorities of EU Member States and comparable foreign regulatory authorities, including reports required by the MDRs and the (EU) MDR that require that we report to the regulatory authorities if our solutions may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur and we have filed such reports in the past. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which will negatively affect our business, financial condition and results of operations.
If we initiate a correction or removal for the Zephyr Valve to reduce a risk to health posed by it, we would be required to submit a publicly available correction and removal report to the FDA and, in many cases, similar reports to other regulatory authorities. This report could be classified by the FDA or comparable foreign regulatory authorities as a device recall which could lead to increased scrutiny by the FDA, other foreign regulatory authorities and our customers regarding the quality and safety of our solutions. Furthermore, the submission of these reports could be used by competitors against us and cause physicians to delay or cancel prescriptions, which will harm our reputation.
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
If we do not obtain and maintain international regulatory registrations, certification or approvals for our products, we will be unable to market and sell our products outside of the United States.
Sales of our products outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations, certification or approvals, can be expensive and time-consuming, and we may not receive regulatory approvals or certification in each country in which we plan to market our products, or we may be unable to do so on a timely basis. The time required to obtain registrations, certification or approvals, if required by other countries, may be longer than that required for FDA approval, and requirements for such registrations, clearances, certification or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals or certification before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations or certification that we have received. If we are unable to maintain our authorizations or certification in a particular country, we will no longer be able to sell the applicable product in that country.
Regulatory approval by the FDA does not ensure registration, clearance, certification or approval by regulatory authorities in other countries, and registration, clearance, certification or approval by one or more foreign regulatory authorities does not ensure registration, clearance or approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining registration, certification or regulatory clearance or approval in one country may have a negative effect on the regulatory process in others.
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
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
We are subject to stringent and evolving obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; and other adverse business impacts.
In the ordinary course of business, we or the third parties upon whom we rely, may collect, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share or otherwise process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information and personal data).
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
New data privacy and information security laws are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the CCPA went into effect on January 1, 2020 and requires companies that process personal data on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allow consumers to opt out of certain data sharing with third parties. The

CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. In addition, the CPRA, which became effective on January 1, 2023, expands the compliance requirements and rights available to consumers under the CCPA. The CPRA also establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. As such, the CPRA may require additional compliance investment and potential business process changes in the meantime. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive data privacy laws, and similar laws are being considered in several other states. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any data privacy and information security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive data, such as personal data, confidential patient or consumer information, whether by us, one of our business associates or another third-party, could negatively affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the GDPR governs the processing (which can include any action, such as collection, use, storage adaptation or alteration, disclosure or transfer) of personal data relating to individuals located in Europe (including the UK). Among other things, the GDPR sets out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place to justify data processing activities; granting various rights for data subjects in regard to their personal data, such as the right to delete certain personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit; and expanding the definition of personal data to include coded data and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million, £17.5 million, or, in each case, 4% of our global turnover, whichever is greater). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
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
We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personal data and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy and information security laws and regulations, which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and information security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and information security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Moreover, complying with the various data privacy and information security laws that are applicable to us could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. In addition, these obligations may require us to change our business model. Any failure (or perceived failure) to comply could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI/machine learning (“ML”). For example, European regulators have proposed a stringent AI regulation, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
We face potential liability related to the privacy of health information we obtain.
Most healthcare providers, including hospitals from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient reimbursement support programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal data, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR and national legislation of European Union Member States or the UK.
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
We are exposed to the risk that our employees, consultants, and other commercial partners and business associates may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and internationally or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of medical devices, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees, consultants and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, or comparable foreign programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and reputational harm, and divert the attention of management in defending ourselves against any of these claims or investigations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and critical data, including intellectual property, and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).
Our assessment, identification and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. We rely on a multidisciplinary team, including our information technology department, legal department, management, engineering operations, and third-party service providers (the “Security Function”) to help assess, identify and manage the Company’s cybersecurity threats and risks. Various members of the Security Function monitor and evaluate our cybersecurity threat environment using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, and evaluating threats reported to us.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, an incident response plan, risk assessments, incident detection and response, vulnerability management, encryption of data, network security controls, data segregation, access controls, physical security, systems monitoring, employee training, cybersecurity insurance, and asset management, tracking and disposal.
We work with third-parties from time to time to assist us to identify, assess, and manage risks from cybersecurity threats, including, for example, professional services firms, including outside legal counsel, cybersecurity consultants, and cybersecurity software providers.
We use certain third-party service providers to perform a variety of functions that help us operate our business, such as application providers, hosting companies, contract research organizations, distributors, and supply chain resources. Depending on the nature of the services provided, the sensitivity and information processed, and the identity of the service provider, our vendor management process may include different levels of assessment designed to help identify cybersecurity risk associated with a provider. Such assessments include, for example, reviewing the written security program of such provider and conducting security assessments and audits.
See Part I, Item 1A, “Risk Factors” for a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, including the risk factor titled, If our information technology systems or data, or those third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.
Governance
Our board of directors address the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including the Company’s oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of Company management, including the Senior Director of Information Technology, who has worked in various roles responsible for securing networks and application systems, the Chief Executive Officer, the General Counsel, the Interim Chief Financial Officer, and the VP of Finance and Administration. These members of management are responsible for hiring appropriate personnel, integrating cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. They are also responsible for approving budgets, helping to prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. When incidents are identified, these members of management are responsible for determining whether such incidents are material and may escalate material incidents to the Audit Committee and/or investors, based on the particular circumstances.
The Audit Committee receives periodic updates from management concerning the Company’s significant cybersecurity threats, risks, and the processes the Company has implemented to address them. In addition, the Audit Committee and management maintain an ongoing dialogue regarding emerging or potential cybersecurity risks.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Redwood City, California, where we lease and occupy approximately 50,000 square feet of office, manufacturing, and laboratory space. In addition, we lease various other office and warehouse spaces in Redwood City and Switzerland.
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
Holders of Common Stock
As of February 19, 2024, there were approximately 136 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in the street name by brokers and other nominees.
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
Recent Sales of Unregistered Securities
None.
Use of Proceeds
On September 30, 2020, our registration statement on Form S-1 (File No. 333-248635) relating to our initial public offering (“IPO”) of common stock became effective. As of December 31, 2023, we had used all the net proceeds from our IPO of approximately $201.4 million.
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
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. We employ both direct and distributor-based sales models, with over 96% of our revenue generated in markets where we sell directly for the year ended December 31, 2023.
In the United States, our solution is reimbursed based on established Category I Current Procedural Terminology (“CPT”) and ICD-10 Procedure Coding System (“PCS”) codes and associated APC and MS-DRG payment groupings. Current reimbursement in the United States is believed to cover the hospital costs of the procedure and related inpatient care. Commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, and BCBS Michigan have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Medicare covers our solution for patients when medically necessary, and other commercial insurers are approving prior authorization requests on a case-by-case basis. Outside the United States, our solution is covered by major health systems across much of Europe, Australia, South Korea and Japan.
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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $68.7 million, with a gross margin of 73.9% and a net loss of $60.8 million, for the year ended December 31, 2023 compared to revenue of $53.7 million, with a gross margin of 74.3% and a net loss of $58.9 million, for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $411.2 million, cash, cash equivalents and marketable securities of $131.5 million, and $37.2 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Third-Party Reimbursement
Since achieving regulatory approval in the United States in June 2018, we have launched the Zephyr Valve treatment and have made progress securing third-party payor reimbursement. The majority of our patients are Medicare beneficiaries. We estimate that roughly 75% of the potential Zephyr Valve patient population are Medicare/Medicaid beneficiaries, of which approximately 30% have managed Medicare/Medicaid and the remaining 45% have traditional Medicare/Medicaid. Approximately 25% of the potential Zephyr Valve patient population is under third-party commercial payor policies. A key element of our strategy remains to broaden our coverage by private third-party payor policies. Commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Some commercial payors do not yet consider our solution medically necessary, but these same plans are approving prior authorization requests on a case-by-case basis. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis and other commercial insurers not described above are approving prior authorization requests on a case-by-case basis.
We have a dedicated patient reimbursement support team in the United States that works collaboratively with patients and providers to help secure the appropriate prior authorization approvals in advance of treatment. We continue to educate private insurers in the United States on our clinical data and patient selection tools in an effort to continue to expand the number of positive coverage policies, in order to increase our revenue. Outside the United States, our solution is covered by major health systems across much of Europe, Australia, South Korea and Japan.
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
We currently derive substantially all our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, while used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the years ended December 31, 2023 and 2022.
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
Results of Operations:
Comparison of the Years Ended December 31, 2023 and December 31, 2022
The following table summarizes our results of operations for the period indicated:

	Years Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue	$68,675	$53,662	$15,013	28.0%
Costs of goods sold	17,923	13,797	4,126	29.9%
Gross profit	50,752	39,865	10,887	27.3%
Operating expenses:
Research and development	18,080	15,397	2,683	17.4%
Selling, general and administrative	94,607	83,105	11,502	13.8%
Total operating expenses	112,687	98,502	14,185	14.4%
Loss from operations	(61,935)	(58,637)	(3,298)	5.6%
Interest income	5,568	1,529	4,039	264.2%
Interest expense	(3,232)	(1,066)	(2,166)	203.2%
Other income (expense), net	(673)	(396)	(277)	69.9%
Net loss before tax	(60,272)	(58,570)	(1,702)	2.9%
Income tax expense	571	353	218	61.8%
Net loss	$(60,843)	$(58,923)	$(1,920)	3.3%
Revenue
Revenue increased by $15.0 million, or 28.0%, to $68.7 million during the year ended December 31, 2023, compared to $53.7 million during the year ended December 31, 2022. The sale of products in the United States increased by $13.4 million to $45.9 million during the year ended December 31, 2023, compared to $32.5 million for the year ended December 31, 2022. The sale of products in international markets increased by $1.6 million to $22.8 million during the year ended December 31, 2023, compared to $21.2 million for the year ended December 31, 2022. The increase in revenue reflects continued growth of Zephyr Valve procedure volumes in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $4.1 million, or 29.9%, to $17.9 million during the year ended December 31, 2023, compared to $13.8 million during the year ended December 31, 2022. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin was 73.9% during the year ended December 31, 2023, compared to 74.3% during the year ended December 31, 2022.
Research and Development Expenses
Research and development expenses increased by $2.7 million, or 17.4%, to $18.1 million during the year ended December 31, 2023, compared to $15.4 million during the year ended December 31, 2022. The increase in research and development expenses was primarily due to an increase of $0.9 million in costs associated with our clinical trials, including fees paid to contract research organizations and testing expenses, an increase of $0.8 million in payroll and personnel-related expenses including stock-based compensation, and an increase of $0.8 million in professional services and other expenses in support of product development.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $11.5 million, or 13.8%, to $94.6 million during the year ended December 31, 2023 compared to $83.1 million during the year ended December 31, 2022. The increase in selling, general and administrative expenses was primarily due to an increase of $11.4 million in payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, and an increase of $1.3 million in legal and other professional expenses, offset by a decrease of $1.4 million in advertising and marketing related expenses.
Interest Expense and Income
Interest expense increased by $2.2 million, or 203.2%, to $3.2 million during the year ended December 31, 2023, compared to $1.1 million during the year ended December 31, 2022 due to higher outstanding debt principal and higher interest rates. Interest income increased by $4.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to higher returns on cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net decreased by $0.3 million to ($0.7) million during the year ended December 31, 2023, compared to ($0.4) million during the year ended December 31, 2022, primarily due to foreign currency exchange losses driven by fluctuations in foreign exchange rates.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through our IPO, private placements of equity securities, debt financing arrangements and sales of our products. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $131.5 million, an accumulated deficit of $411.2 million, and $37.2 million outstanding under the CIBC Loan and Credit Agreement, net of debt discount and debt issuance costs.
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
In October 2022, we entered into a Third Amendment to the Amended and Restated CIBC Agreement (the “Third Amendment”), which, among other things, extended the maturity date to October 31, 2027; provided a commitment for a new $20.0 million tranche of term loans that may be drawn at the Company’s option through October 31, 2023, subject to the satisfaction of certain conditions; and provided for a new interest only period of 24 months from the signing date of the Third Amendment, with the possibility of an additional extension of such interest only period of up to 12 months, subject to satisfaction of certain conditions.
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
We paid $0.5 million fees to the lender and third parties which is reflected as a discount on the loans provided under the Amended and Restated CIBC Agreement and is being accreted over the life of the loan using the effective interest method. During the years ended December 31, 2023 and December 31, 2022, we recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $3.2 million and $1.1 million during the years ended December 31, 2023 and December 31, 2022, respectively.
Credit Agreement
In May 2020, Pulmonx International Sàrl, our wholly-owned subsidiary, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program designed to mitigate the economic impact of the spread of the coronavirus. The COVID-19 Credit Agreement initially bore no interest through March 31, 2023. Beginning April 1, 2023, the loan bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. Interest expense was immaterial during the year ended December 31, 2023. Pulmonx International Sàrl repaid $0.1 million and $0.1 million to the lender during the years ended December 31, 2023 and December 31, 2022, respectively.

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Years Ended December 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(37,610)	$(45,083)
Investing activities	(2,007)	(4,225)
Financing activities	21,400	2,419
Effect of exchange rate changes on cash and cash equivalents	34	145
Net decrease in cash, cash equivalents and restricted cash	$(18,183)	$(46,744)
Cash Flows from Operating Activities
Net cash used in operating activities was $37.6 million for the year ended December 31, 2023. Cash used in operating activities was primarily a result of the net loss of $60.8 million, a decrease in lease liabilities of $3.2 million due to lease payments, an increase in accounts receivable of $3.1 million due to revenue growth and the timing of payments from our customers, net accretion of discounts on marketable securities of $1.0 million, and a decrease in accounts payable of $0.3 million due to timing of payments to our vendors, partially offset by an increase in accrued liabilities of $3.2 million due to increased accrued incentive compensation expense associated with the achievement of performance objectives, a decrease in inventory of $0.9 million, stock-based compensation expense of $22.1 million, non-cash lease expense of $2.7 million, depreciation and amortization expense of $1.5 million and write-down of inventory of $0.5 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities in the year ended December 31, 2023 was $2.0 million consisting of purchases of marketable securities of $46.2 million and purchases of property and equipment of $0.8 million partially offset by proceeds from maturities of marketable securities of $45.0 million.
Net cash used in investing activities in the year ended December 31, 2022 was $4.2 million consisting of purchases of marketable securities of $47.2 million and purchases of property and equipment of $1.3 million partially offset by proceeds from maturities of marketable securities of $44.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the year ended December 31, 2023 of $21.4 million primarily relates to proceeds of $20.0 million from borrowing under the Amended and Restated CIBC Agreement, proceeds from issuance of common stock under the employee stock purchase plan of $1.2 million and proceeds from exercise of common stock options of $0.3 million, partially offset by repayment of debt under the Credit Agreement of $0.1 million.
Net cash provided by financing activities in the year ended December 31, 2022 of $2.4 million primarily relates to proceeds from the exercise of stock options of $0.6 million and proceeds from issuance of common stock under the employee stock purchase plan of $1.9 million, offset by repayment of debt under the Credit Agreement of $0.1 million.
Material Cash Requirements
Our net cash operating expenditures were $37.6 million during the year ended December 31, 2023 and $45.1 million during the year ended December 31, 2022, and we intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $0.8 million during the year ended December 31, 2023 and $1.3 million during the year ended December 31, 2022, and we expect to maintain the level of expenditures in the future in support of our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $4.3 million at December 31, 2023, with $3.2 million expected to be paid within the next 12 months, and amounts related to future short-term and long-term debt which totaled $45.7 million, with $5.7 million expected to be paid within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of December 31, 2023, we had cash, cash equivalents and marketable securities of $131.5 million. Based on our current planned operations, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2023. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•the impact of any public health crises, such as a resurgence of COVID-19 infections, on our business, financial condition and results of operations;
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
Critical Accounting Estimates
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses incurred during the reporting periods. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. We believe that the accounting policies and estimates discussed below are critical to understanding our historical and future performance, as these relate to the more significant areas involving management’s judgments and estimates. For more detail on our critical accounting policies, refer to Note 2 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.
Revenue Recognition
Our revenue is generated primarily from the sale of our products to hospitals and distributors in the U.S. and international markets. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of our products to our customers, either upon shipment of the product or delivery of the product to the customer under the terms and conditions agreed with the customer. We defer revenue relating to any remaining performance obligations by us to the customer after delivery, such as free products and free analysis services of patient scans to determine suitability of the patients for the treatment using the Zephyr Valves.
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
•Expected Volatility. The expected volatility is derived from our historical volatility and the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term for the options. In evaluating similarity, we considered factors such as stage of development, risk profile, enterprise value and position within the life sciences industry.
•Risk-free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
•Dividend Rate. We assumed the expected dividend to be zero as we have never paid dividends and have no current plans to do so.
As of December 31, 2023, there was $43.7 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.5 years.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. Our market risk exposure is primarily a result of exposure resulting from interest rates, currency exchange rates, and effects of inflation.
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $83.5 million as of December 31, 2023, which consist of cash and money market funds. We held cash in foreign banks of approximately $4.7 million at December 31, 2023 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $36.8 million under the CIBC Agreement with an annual effective interest rate of 10.1% as of December 31, 2023. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 33.1% and 39.5% of our total revenue for the year ended December 31, 2023 and 2022, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the year ended December 31, 2023 by approximately $2.3 million and $1.9 million, respectively, with a net impact of $0.4 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pulmonx Corporation

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Pulmonx Corporation
Redwood City, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pulmonx Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Inventory Classification
Inventory totaled approximately $19.3 million at December 31, 2023, including approximately $2.6 million classified as long-term inventory. As described in Note 2 to the Company’s financial statements, the value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as long-

term inventory. Management considers forecasted demand and other expected usage of inventory on hand when estimating long-term inventory.
We identified management’s estimation of forecasted demand for products used in the determination of long-term inventory classification to be a critical audit matter. Management is required to make significant judgments and assumptions with respect to future demand for the Company’s products that affect the estimation of long-term inventory. Auditing these elements involved especially challenging and subjective auditor judgment and an increased extent of effort.
The primary procedures we performed to address this critical audit matter included:
•Evaluating management’s ability to accurately forecast the future demand for products by performing a retrospective comparison of the Company’s prior forecasts to actual results for the same period.
•Evaluating the reasonableness of management’s forecasted demand for products, by comparing forecasts to (i) historical sales of the Company’s products, and (ii) forecasted information included in Company’s press releases.
•Evaluating whether forecasted demand for products is consistent with evidence obtained in other areas of the audit.
•Assessing whether any known or knowable factors occurred subsequent to year end that impact management’s forecast of future inventory usage.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2011.
San Francisco, California
February 27, 2024

Pulmonx Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$83,547	$101,736
Restricted cash	237	231
Short-term marketable securities	33,555	39,402
Accounts receivable, net	12,105	8,677
Inventory	16,743	14,564
Prepaid expenses and other current assets	4,235	4,343
Total current assets	150,422	168,953
Long-term marketable securities	14,390	5,924
Long-term inventory	2,580	5,283
Property and equipment, net	4,028	4,694
Goodwill	2,333	2,333
Intangible assets, net	31	154
Right of use assets	3,406	5,806
Other long-term assets	591	529
Total assets	$177,781	$193,676

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,497	$1,758
Accrued liabilities	16,234	13,276
Income taxes payable	93	19
Deferred revenue	104	120
Short-term debt	2,155	90
Current lease liabilities	3,074	3,229
Total current liabilities	23,157	18,492
Deferred tax liability	114	94
Long-term lease liabilities	1,106	3,849
Long-term debt	35,089	17,234
Total liabilities	59,466	39,669
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 38,516,383 shares and 37,555,565 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	39	38
Additional paid-in capital	526,797	502,712
Accumulated other comprehensive income	2,640	1,575
Accumulated deficit	(411,161)	(350,318)
Total stockholders’ equity	118,315	154,007
Total liabilities and stockholders’ equity	$177,781	$193,676
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Revenue	$68,675	$53,662
Cost of goods sold	17,923	13,797
Gross profit	50,752	39,865
Operating expenses
Research and development	18,080	15,397
Selling, general and administrative	94,607	83,105
Total operating expenses	112,687	98,502
Loss from operations	(61,935)	(58,637)
Interest income	5,568	1,529
Interest expense	(3,232)	(1,066)
Other income (expense), net	(673)	(396)
Net loss before tax	(60,272)	(58,570)
Income tax expense	571	353
Net loss	(60,843)	(58,923)
Other comprehensive income (loss)
Currency translation adjustment	671	150
Change in unrealized gain (losses) on marketable securities	394	(287)
Total other comprehensive income (loss)	1,065	(137)
Comprehensive loss	$(59,778)	$(59,060)
Net loss per share attributable to common stockholders, basic and diluted	$(1.60)	$(1.59)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,974,567	37,096,541
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	36,931,762	$37	$482,885	$1,712	$(291,395)	$193,239
Issuance of common stock upon vesting of restricted stock units	251,133	—	—	—	—	—
Issuance of common stock upon exercise of stock options	297,463	1	634	—	—	635
Issuance of shares pursuant to Employee Stock Purchase Plan	89,666	—	1,942	—	—	1,942
Repurchase of early exercised common stock options	(14,459)	—	—	—	—	—
Change in shares subject to repurchase	—	—	227	—	—	227
Stock-based compensation expense	—	—	17,024	—	—	17,024
Currency translation adjustment	—	—	—	150	—	150
Change in unrealized losses on marketable securities	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	(58,923)	(58,923)
Balances at December 31, 2022	37,555,565	38	502,712	1,575	(350,318)	154,007
Issuance of common stock upon vesting of restricted stock units	672,180	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	137,902	—	314	—	—	314
Issuance of shares pursuant to Employee Stock Purchase Plan	150,842	—	1,184	—	—	1,184
Repurchase of early exercised common stock options	(106)	—	—	—	—	—
Change in shares subject to repurchase	—	—	144	—	—	144
Stock-based compensation expense	—	—	22,444	—	—	22,444
Currency translation adjustment	—	—	—	671	—	671
Change in unrealized gains on marketable securities	—	—	—	394	—	394
Net loss	—	—	—	—	(60,843)	(60,843)
Balances at December 31, 2023	38,516,383	$39	$526,797	$2,640	$(411,161)	$118,315
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(60,843)	$(58,923)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	22,101	16,445
(Gain) loss on disposal of fixed assets	(15)	7
Change in allowance for credit losses	(59)	54
Inventory write-downs	507	485
Depreciation and amortization expense	1,548	1,513
Amortization of debt discount and debt issuance costs	48	56
Net accretion of discounts on marketable securities	(1,025)	(204)
Non-cash lease expense	2,686	2,498
Net changes in operating assets and liabilities:
Accounts receivable	(3,104)	(2,190)
Inventory	918	(3,638)
Prepaid expenses and other current assets	(57)	780
Other assets	(36)	(49)
Accounts payable	(345)	247
Accrued liabilities	3,176	149
Income taxes payable	68	(124)
Lease liabilities	(3,182)	(2,197)
Deferred tax liability	24	49
Deferred revenue	(20)	(41)
Net cash used in operating activities	(37,610)	(45,083)
Cash flows from investing activities
Purchases of investments	(46,200)	(47,187)
Maturities of investments	45,000	44,280
Purchases of property and equipment	(807)	(1,318)
Net cash used in investing activities	(2,007)	(4,225)
Cash flows from financing activities
Proceeds from borrowing under term loan	20,000	—
Repayment of credit agreement	(94)	(87)
Payments of debt issuance cost	—	(53)
Proceeds from exercise of common stock options	310	644
Proceeds from issuance of common stock under the employee stock purchase plan	1,184	1,942
Payments for the repurchase of early exercised common stock options	—	(27)
Net cash provided by financing activities	21,400	2,419
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	34	145
Net decrease in cash, cash equivalents, and restricted cash	(18,183)	(46,744)
Cash, cash equivalents, and restricted cash at beginning of year	101,967	148,711
Cash, cash equivalents, and restricted cash at end of year	$83,784	$101,967
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$83,547	$101,736
Restricted cash	237	231
Cash, cash equivalents, and restricted cash in consolidated balance sheets	$83,784	$101,967

Supplemental non-cash items:

Lapse in repurchase rights of common stock	$144	$227
Purchases of property and equipment in accounts payable and accrued liabilities	$109	$425
Amount receivable from exercise of common stock options	$3	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$471	$398
Cash paid for interest	$2,984	$847
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $411.2 million as of December 31, 2023. During the years ended December 31, 2023 and 2022, the Company used $37.6 million and $45.1 million of cash in its operating activities, respectively. As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $131.5 million. Historically, the Company’s activities have been financed through the sale of equity securities, debt financing arrangements and sales of its products.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Significant estimates and assumptions include reserves and write-downs related to inventories, classification of short-term and long-term inventories, the recoverability of long term assets, stock-based compensation, intangible assets, goodwill, deferred tax assets and related valuation allowances, and impact of contingencies.

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
Restricted Cash
Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for years ended December 31, 2023 and December 31, 2022 consists of collateral for letters of credit issued in connection with the real estate lease in Redwood City, California.
Marketable Securities
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After consideration of the Company’s risk versus reward objectives and liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, the Company classifies highly liquid securities with original maturities greater than three months at the time of purchase, and remaining maturities of less than one year, as short-term marketable securities and those with remaining maturities greater than twelve months as long-term marketable securities on the consolidated balance sheets. These securities are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available for sale marketable securities, which consist of debt securities, if any, are excluded from earnings and are reported as a component of other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
For marketable securities in an unrealized loss position, the Company periodically assesses its portfolio for impairment. The assessment first considers the intent or requirement to sell the marketable security. If either of these criteria are met, the amortized cost basis is written down to fair value through earnings. Upon the adoption of ASU 2016-13, Financial Instruments – Credit Losses, on January 1, 2023, if the criteria above are not met, the Company evaluates whether the decline resulted from credit losses or other factors by considering the extent to which fair value is less than amortized cost, any changes to the rating of the marketable security by a rating agency, and any adverse conditions specifically related to the marketable security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the marketable security is compared to the amortized cost basis of the marketable security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive loss.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of December 31, 2023 and December 31, 2022, the Company also had cash on deposit with foreign banks of approximately $4.7 million and $4.5 million, respectively, that was not federally insured.
The Company earns revenue primarily from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the years ended December 31, 2023 and December 31, 2022. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral from its customers. As of December 31, 2023 and December 31, 2022, no customer accounted for more than 10% of accounts receivable. For the years ended December 31, 2023 and December 31, 2022, no customer accounted for more than 10% of revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.
Accounts Receivable and Allowances
Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. As of December 31, 2023 and December 31, 2022, accounts receivable is presented net of an allowance for credit losses of $0 and $0.1 million, respectively.
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
Internal-Use Software
The Company capitalizes certain costs in connection with obtaining or developing software for internal use. Amortization of such costs begins when the project is substantially complete and ready for its intended use.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Capitalized software development costs are classified as property and equipment, net on the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life of the applicable software.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
The Company determined if an arrangement is a lease, or contains a lease, at inception. The asset component of the Company’s operating leases is recorded as right-of-use assets, and the liability component is recorded as current lease liabilities and long-term lease liabilities in the Company’s consolidated balance sheets. As of December 31, 2023 and 2022, the Company did not record any finance leases. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the estimated rate the Company would be required to pay for a fully collateralized borrowing equal to the total lease payments over the term of the lease, to determine the present value of future minimum lease payments. The ROU asset also includes any lease payments made to the lessor at or before the commencement date, minus lease incentives received, and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components. Variable lease payments are expenses as incurred. The Company does not recognize lease liabilities and ROU assets for short-term leases with terms of twelve months or less.
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
Revenue Recognition
The Company’s revenue is generated primarily from the sale of its products to hospitals and distributors in the United States and international markets.
Under ASC 606, revenue is recognized when the customer obtains controls of promised goods or services, in an amount that reflects consideration which the entity expects to receive in exchange for those goods or services. The Company determines revenue recognition by applying the following five steps as prescribed by ASC 606:
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
Advertising Costs
The Company expenses the costs of advertising as incurred. Advertising expenses were $4.8 million and $6.1 million for the years ended December 31, 2023 and December 31, 2022, respectively.
Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss and was $0.7 million and $0.2 million during the years ended December 31, 2023 and December 31, 2022, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss and was $(0.8) million and $(0.4) million during the years ended December 31, 2023 and December 31, 2022, respectively.
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
Comprehensive Loss
The Company is required to report all components of comprehensive loss, including net loss, in the financial statements in the period in which they are recognized. Comprehensive gain or loss is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. The Company’s currency translation adjustment and unrealized gains and losses from marketable securities are the components of other comprehensive income (loss) that are excluded from the reported net loss for all periods presented.
3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This new guidance will require financial instruments to be measured at amortized cost, and trade accounts receivable to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. In November 2019, the FASB issued ASU 2019-10, according to which, the new standard is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, including the Company, the new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The Company adopted

Pulmonx Corporation
Notes to Consolidated Financial Statements

ASU 2016-13 as of January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to the new standard.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,129	$—	$—	$25,129
Total cash equivalents	25,129	—	—	25,129
Marketable securities:
U.S. Government agency bonds	5,798	29,466	—	35,264
Commercial paper	—	12,681	—	12,681
Total marketable securities	5,798	42,147	—	47,945
Total financial assets	$30,927	$42,147	$—	$73,074

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,647	$—	$—	$4,647
Total cash equivalents	4,647	—	—	4,647
Marketable securities:
U.S. Government agency bonds	14,743	15,872	—	30,615
Commercial paper	—	14,711	—	14,711
Total marketable securities	14,743	30,583	—	45,326
Total financial assets	$19,390	$30,583	$—	$49,973
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2023 and December 31, 2022.

Pulmonx Corporation
Notes to Consolidated Financial Statements

The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$35,194	$(26)	$96	$35,264
Commercial paper	12,667	(1)	15	12,681
Total	$47,861	$(27)	$111	$47,945

	December 31, 2022
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$30,897	$(282)	$—	$30,615
Commercial paper	14,740	(31)	2	14,711
Total	$45,637	$(313)	$2	$45,326

The following table summarizes the marketable securities with unrealized losses as of December 31, 2023 and December 31, 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency bonds	$11,888	$(23)	$1,745	$(3)	$13,633	$(26)
Commercial paper	996	(1)	—	—	996	(1)
Total	$12,884	$(24)	$1,745	$(3)	$14,629	$(27)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency bonds	$19,768	$(139)	$10,847	$(143)	$30,615	$(282)
Commercial paper	11,818	(31)	—	—	11,818	(31)
Total	$31,586	$(170)	$10,847	$(143)	$42,433	$(313)
The unrealized losses for marketable securities relate to changes in interest rates. During the years ended December 31, 2023 and December 31, 2022, the Company did not consider any of its marketable securities to be other-than-temporarily impaired. No allowance for credit losses was recorded as of December 31, 2023 and December 31, 2022, and no impairment losses were recognized for the years ended December 31, 2023 and December 31, 2022.
At December 31, 2023 and December 31, 2022, accrued interest receivable on marketable securities of $0.4 million and $0.1 million was included in prepaid expenses and other current assets on the consolidated balance sheets, respectively. The Company elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when

Pulmonx Corporation
Notes to Consolidated Financial Statements

amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the years ended December 31, 2023 and December 31, 2022.
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Due within one year	$33,551	$33,555
Due in one year to five years	$14,310	$14,390
Total	$47,861	$47,945
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,
	2023	2022
Cash	$58,418	$97,089
Cash equivalents:
Money market funds	25,129	4,647
Total cash and cash equivalents	$83,547	$101,736
Inventory
Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$2,924	$3,820
Work in process	427	386
Finished goods	15,972	15,641
Total inventory	$19,323	$19,847
Reported as:
Inventory	$16,743	$14,564
Long-term inventory	2,580	5,283
Total inventory	$19,323	$19,847

Pulmonx Corporation
Notes to Consolidated Financial Statements

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$1,910	$2,044
Prepaid insurance	906	1,407
VAT and other receivable	915	602
Other current assets	504	290
Total prepaid expenses and other current assets	$4,235	$4,343
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of December 31, 2023 and December 31, 2022, the Company has capitalized approximately $0.1 million and $0.5 million in implementation costs, net of amortization, respectively. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three years. As of December 31, 2023, the capitalized costs of $0.1 million were included in prepaid expenses and other current assets. Amortization expense, which was included in selling, general and administrative expenses, was $0.4 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively.
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2023	2022
Machinery and equipment	$2,271	$2,112
Computer equipment and software	1,872	1,773
Furniture and fixtures	264	263
Leasehold improvements	2,277	2,277
Construction in progress	2,199	1,825
Total	8,883	8,250
Less: accumulated depreciation	(4,855)	(3,556)
Property and equipment, net	$4,028	$4,694
Depreciation expense for both the years ended December 31, 2023 and December 31, 2022 was $1.4 million.
Goodwill
Goodwill was $2.3 million as of December 31, 2023 and December 31, 2022. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill for the years ended December 31, 2023 or December 31, 2022. The Company performed an annual test for goodwill impairment in the

Pulmonx Corporation
Notes to Consolidated Financial Statements

fourth quarter of the fiscal years ended December 31, 2023 and December 31, 2022 and determined that goodwill was not impaired.
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,630)	$28
Trademarks	191	(188)	3
Total intangible assets	$1,849	$(1,818)	$31

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,520)	$138
Trademarks	191	(175)	16
Total intangible assets	$1,849	$(1,695)	$154
Amortization expense relating to the intangibles totaled $0.1 million during each of the years ended on December 31, 2023 and December 31, 2022.
Future amortization expense is as follows as of December 31, 2023 (in thousands):

Fiscal Year Ending December 31,	Amortization
2024	$31
Total amortization expense	$31
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued employee bonuses and commissions	$7,875	$4,973
Accrued vacation	2,400	2,113
Other accrued personnel related expenses	2,859	2,513
Accrued professional fees	1,705	2,366
Sales taxes, franchise tax and VAT	763	627
Liability for early exercise of stock options	37	145
Accrued inventory purchases	170	167
Other	425	372
Total accrued liabilities	$16,234	$13,276

Pulmonx Corporation
Notes to Consolidated Financial Statements

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

Pulmonx Corporation
Notes to Consolidated Financial Statements

Upon draw of the Amended Tranche B, the financial covenants in the Amended and Restated CIBC Agreement require that, when the cash and cash equivalents of the Company as defined in the Amended and Restated CIBC Agreement is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to the greater of $20.0 million and the Adjusted EBITDA loss as defined in the Amended and Restated CIBC Agreement for the six-month period ending on any date of determination. As of December 31, 2023, the Company was in compliance with all covenants contained in Amended and Restated CIBC Agreement.
The CIBC Loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The CIBC Loan is collateralized by substantially all of the Company’s assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. The Company may prepay the borrowings under the Amended and Restated CIBC Agreement, subject to certain conditions, including a prepayment fee equal to 2.0% of the principal amount repaid during the first year after the effective date of the Third Amendment or 1.0% of the principal amount prepaid during the second year after the effective date of the Third Amendment. As of December 31, 2023 and December 31, 2022, the CIBC Loan had an annual effective interest rate of 10.1% and 9.1% per year.
The CIBC Loan consists of the following (in thousands):

	December 31,
	2023	2022
Term loan	$37,000	$17,000
Less: debt issuance costs	(152)	(127)
Term loan	$36,848	$16,873
Reported as:
Short-term debt	$2,056	$—
Long-term debt	34,792	16,873
Total term loan	$36,848	$16,873
The Company paid $0.5 million fees to the lender and third parties, which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the years ended December 31, 2023 and December 31, 2022, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan amounted to $3.2 million and $1.1 million during the years ended December 31, 2023 and December 31, 2022, respectively.
Credit Agreement
In May 2020, Pulmonx International Sàrl, a wholly owned subsidiary of the Company, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program designed to mitigate the economic impact of the spread of the coronavirus. The COVID-19 Credit Agreement initially bore no interest through March 31, 2023. Beginning April 1, 2023, the COVID-19 Credit Agreement bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. Interest expense was immaterial during the year ended December 31, 2023. Pulmonx International Sàrl repaid $0.1 million and $0.1 million to the lender during the years ended December 31, 2023 and December 31, 2022, respectively.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Contractual Maturities of Financing Obligations
As of December 31, 2023, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2024	$5,666
2025	15,217
2026	14,043
2027	10,823
Total	$45,749
Less: unamortized debt discount	(152)
Less: interest	(8,353)
Term loan and credit agreement	$37,244
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million as of December 31, 2023, which is expected to be recognized as revenue in fiscal year 2024. The deferred revenue as of December 31, 2022 was $0.1 million, which was recognized as revenue during the year ended December 31, 2023. The deferred revenue as of December 31, 2021 was $0.2 million, which was recognized as revenue during the year ended December 31, 2022.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
As of December 31, 2023, the Company has leases on 14 vehicles with an average lease term of 3.0 years.
Operating lease cost consists of the following (in thousands):

	Years Ended December 31,
	2023	2022
Operating lease cost	$2,884	$2,893
Short-term lease cost	38	35
Variable lease cost	652	599
Total lease cost	$3,574	$3,527
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of December 31, 2023 (in thousands):

Fiscal Year Ending December 31,	Amount
2024	$3,219
2025	1,098
2026	30
Total minimum lease payments	4,347
Less: Amount of lease payments representing interest	167
Present value of future minimum lease payments	$4,180
Less: Current lease liabilities	3,074
Long-term lease liabilities	$1,106
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	December 31,
	2023	2022
Right of use asset	$3,406	$5,806
Weighted average remaining lease term (years)	1.35	2.08
Weighted average discount rate	6.7%	6.0%

Pulmonx Corporation
Notes to Consolidated Financial Statements

The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$3,563	$2,701
Right-of-use assets obtained in exchange for lease liabilities	$284	$229
Service Agreement
In April 2022, the Company entered into an agreement with a service provider, which requires total minimum purchases of $0.6 million, $0.4 million, and $0.4 million over a three-year period. From inception of the agreement through December 31, 2023, the Company recorded $0.9 million of expense for services related to this agreement in cost of goods sold.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

9.    Income Taxes
Income before the provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2023	2022
Domestic	$(60,503)	$(59,361)
Foreign	231	791
Total loss before provision for taxes	$(60,272)	$(58,570)
The components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	62	66
Foreign	483	232
Total current expense	$545	$298

Deferred:
Federal	$7	$32
State	10	14
Foreign	9	9
Total deferred expense	26	55
Total income tax expense	$571	$353
The reconciliation between the federal statutory rate and the Company’s effective tax rate is summarized below:

	Years Ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	(0.1)%	(0.1)%
Foreign earnings at different rates	(0.5)%	(0.1)%
Tax credits	(0.9)%	1.8%
Permanent differences	(4.6)%	(4.6)%
Prior year true-up	0.6%	(0.8)%
Change in valuation allowance	(16.4)%	(17.8)%
Effective tax rate	(0.9)%	(0.6)%

Pulmonx Corporation
Notes to Consolidated Financial Statements

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$57,420	$50,316
Tax credit carryforwards	6,493	7,169
Accruals and reserves	2,287	1,900
Depreciation	243	183
Intangible assets	4,049	4,394
Right of use liability	920	1,443
Capitalized research costs	5,749	2,838
Other	3,371	1,739
Gross deferred tax assets	80,532	69,982
Less: valuation allowance	(79,362)	(68,427)
Deferred tax assets	$1,170	$1,555
Deferred tax liabilities:
Right of use asset	$(739)	$(1,147)
Goodwill	(545)	(502)
Net deferred tax liabilities	$(114)	$(94)
The Company has established a full valuation allowance against its U.S. net deferred tax assets due to the uncertainty surrounding the realization of such assets. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the U.S. net deferred tax assets have been fully offset by a valuation allowance of $79.4 million as of December 31, 2023. The valuation allowance increased by $10.9 million and $11.9 million for the years ended December 31, 2023 and December 31, 2022, respectively.
As of December 31, 2023, the Company had a total net operating loss carryforwards for federal income tax purposes of approximately $245.8 million. If not utilized, these net federal operating loss carryforwards will begin to expire in 2024. The Company also had a state net operating loss carryforward of approximately $155.4 million which will begin to expire in 2024.
For tax years in January 1, 2018 onwards, any federal net operating losses generated will be allowable for carry forward indefinitely, as opposed to the original expiration of 20 years. As of December 31, 2023, the Company had $173.9 million of federal net operating losses that can be carryforward indefinitely.
The Company also had federal and state research and development (“R&D”) tax credit carryforwards of approximately $3.6 million and $5.1 million, respectively. The federal tax R&D credit carryforwards will expire beginning in the year 2030 while the state tax credit carryforwards have no expiration date.
Utilization of the net operating loss carryforwards and R&D tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code, as defined in Section 382, and other similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. During the year ended December 31, 2018, the Company completed a section 382 study for which the Company wrote off deferred tax assets for net operating losses and credits of $3.1 million and $1.2

Pulmonx Corporation
Notes to Consolidated Financial Statements

million, respectively. Since the Company had a full valuation allowance on these assets, there was no material impact to the tax provision. The Company completed another section 382 study for the year ended December 31, 2020 for which the Company had a change in ownership. No additional net operating losses or credits will expire unused due to the 2020 annual limitation. The Company completed another section 382 study for the year ended December 31, 2022 for which the Company had no change in ownership. Additionally, based on the Company’s analysis, no further material net operating losses or credits have expired unused due to the section 382 limitations as of December 31, 2023.
Annually, the Company determines whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities in considering whether any tax benefit can be recorded in the consolidated financial statements. As of December 31, 2023, the Company had unrecognized tax benefits of approximately $8.7 million, none of which will affect the effective tax rate if recognized. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next 12 months.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

Balance at December 31, 2021	$8,489
Additions for tax positions related to prior year	106
Decreases for tax positions related to prior year	(153)
Additions for tax positions related to current year	200
Balance at December 31, 2022	$8,642
Additions for tax positions related to prior year	144
Decreases for tax positions related to prior year	(162)
Additions for tax positions related to current year	38
Balance at December 31, 2023	$8,662
It is the Company's policy to include penalties and interest expense related to income taxes as a component of other income (expense), net and interest expense, respectively, as necessary.
The Company’s major tax jurisdictions are the United States and California, and Switzerland and Neuchâtel. All of the Company’s tax years will remain open for examination by the federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating losses or R&D Credits. The Company does not have any tax audits or other issues pending.
As currently enacted, the Tax Cuts and Jobs Act (the "Tax Act") requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which is expected to decrease the amount of the Company's generated net operating losses during the year.
10.    Stockholders’ Equity
Common Stock
As of December 31, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2023	2022
Common stock options issued and outstanding	3,142,981	2,495,528
Common stock restricted stock units issued and outstanding	2,244,903	998,473
Common stock available for future grants	2,541,438	3,765,706
Common stock available for ESPP	1,436,823	1,212,109
Total	9,366,145	8,471,816

Stock Option Plan
As of December 31, 2023, the Company reserved 14,249,394 shares of its common stock under its 2000 Stock Plan (the “2000 Stock Plan”), the 2010 Stock Plan (the “2010 Stock Plan”), the 2020 Stock Plan (the “2020 Stock Plan”), and the 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan” and, together with the 2000 Stock Plan, the 2010 Stock Plan and the 2020 Stock Plan, the “Stock Plans”). Options granted under the Stock Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to the Company employees (including officers and directors). Nonqualified stock options (“NSO”) may be granted to the Company employees and consultants. As of December 31, 2023 and December 31, 2022, no shares of common stock remain available for issuance to officers, directors, employees and consultants pursuant to the 2000 Stock Plan. In January 2024, the number of shares of common stock available for issuance under the 2020 Equity Incentive Plan was increased by 1,540,655 shares as a result of the automatic increase provision in the 2020 Equity Incentive Plan.
Options to purchase the Company’s common stock may be granted at a price not less than 100% of the fair market value in the case of ISO or NSO, except for an employee or non-employee with options who owns more than 10% of the voting power of all classes of stock of the Company in which case the exercise price shall be no less than 110% of the fair market value per share on the grant date. Options vest ranging from immediately upon grant to a rate of 25% per annum over four years from the grant date. Options expire but not more than ten years after the date of grant.
Activity under the Stock Plans is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	2,145,131	$13.44
Options granted	765,900	24.09
Options exercised	(297,463)	2.13
Options canceled	(118,040)	28.30
Balance, December 31, 2022	2,495,528	$17.35
Options granted	835,400	11.48
Options exercised	(137,902)	2.27
Options canceled	(50,045)	20.62
Balance, December 31, 2023	3,142,981	$16.40

Pulmonx Corporation
Notes to Consolidated Financial Statements

The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and December 31, 2022 was $1.3 million and $4.6 million, respectively.
The aggregate intrinsic value of options outstanding as of December 31, 2023 and December 31, 2022 was $11.1 million and $6.9 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	1,751,674	$15.34	6.70
Options vested and expected to vest	3,142,981	$16.40	7.47
The aggregate intrinsic value of options exercisable as of December 31, 2023 and December 31, 2022 was $8.6 million and $4.1 million, respectively.
Early Exercise of Stock Options
Under the terms of the individual option grants, options granted from the 2000 Stock Plan, the 2010 Stock Plan and the 2020 Stock Plan are fully exercisable on the grant date, subject to the Company’s repurchase right at the original exercise price. Accordingly, options granted under these plans may be exercised prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment or over the options’ vesting period of generally four years at the original purchase price. The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to additional paid-in capital as the Company’s repurchase right lapses. During the years ended December 31, 2023 and December 31, 2022, the Company repurchased 106 and 14,459 shares of common stock for less than $0.1 million and less than $0.1 million, respectively. As of December 31, 2023 and December 31, 2022, 109 and 77,782 shares were subject to repurchase, with an aggregate exercise price of less than $0.1 million and $0.1 million, respectively, and were recorded in accrued liabilities on the consolidated balance sheets.
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	442,428	$42.36
Granted	937,400	23.63
Vested	(251,133)	35.09
Canceled	(130,222)	33.85
Unvested, December 31, 2022	998,473	27.72
Granted	2,042,593	11.48
Vested	(672,180)	19.93
Canceled	(123,983)	19.29
Unvested, December 31, 2023	2,244,903	$15.74
The fair value as of the respective vesting dates of restricted stock units that vested during the years ended December 31, 2023 and December 31, 2022 was $7.5 million and $3.9 million, respectively. The aggregate intrinsic

Pulmonx Corporation
Notes to Consolidated Financial Statements

value of restricted stock units outstanding as of December 31, 2023 and December 31, 2022 was $28.6 million and $8.4 million, respectively.
Stock-Based Compensation for Employees and Non-Employees
The weighted average grant-date fair value of the stock options granted during the years ended December 31, 2023 and December 31, 2022 was $7.77 and $10.74 per share, respectively.
The Company uses the Black-Scholes Merton option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, risk-free interest rates and expected dividends. The estimated grant date fair values of employee stock options were calculated using the following assumptions:

	Years Ended December 31,
	2023	2022
Weighted average expected term (in years)	6.0	6.0 - 6.1
Volatility	73.4%	44.5% - 44.8%
Risk-free interest rate	4.2%	1.6% - 3.6%
Dividend yield	—	—
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
Volatility
The expected stock price volatility assumptions for the Company’s stock options for the years ended December 31, 2023 and December 31, 2022 were determined using the Company’s historical volatility and the historical volatilities of industry peers, referred to as “guideline” companies, as the Company had limited trading history for the Company’s common stock. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.
The expected stock price volatility assumptions for the purchase rights under the employee share purchase plan for the years ended December 31, 2023 and December 31, 2022 were determined using the historical volatility of the Company’s common stock.
Risk-Free Rate
The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.
Dividend Yield
The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
Fair Value of Common Stock

Pulmonx Corporation
Notes to Consolidated Financial Statements

The fair value of the Company’s common stock is determined based on its closing market price on the date of grant.
2020 Employee Share Purchase Plan
In September 2020, the Company adopted the ESPP, which became effective on the business day prior to the effectiveness of the registration statement relating to the IPO. A total of 720,000 shares of common stock were initially reserved for issuance under the ESPP. The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 2,500 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company entered into a new offering period beginning August 16, 2023 and ending February 15, 2024.
The Company issued 150,842 and 89,666 shares under the ESPP for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, there were 1,436,823 shares authorized for future purchase under the ESPP. In January 2024, the number of shares of common stock available for issuance under the ESPP was increased by 385,164 shares as a result of the automatic increase provision in the ESPP.
Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model.

	Years Ended December 31,
	2023	2022
Weighted average expected term (in years)	0.5	0.5
Volatility	43.4% - 55.6%	37.8% - 42.8%
Risk-free interest rate	5.0% - 5.5%	0.7% - 3.1%
Dividend yield	—	—
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2023	2022
Cost of goods sold	$1,320	$686
Research and development	2,821	2,190
Selling, general and administrative	17,960	13,569
Total	$22,101	$16,445
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Years Ended December 31,
	2023	2022
Stock options and restricted stock units	$21,675	$15,807
ESPP	426	638
Total	$22,101	$16,445

Pulmonx Corporation
Notes to Consolidated Financial Statements

Stock-based compensation of $1.6 million and $1.2 million was capitalized into inventory for the years ended December 31, 2023 and 2022, respectively. Stock-based compensation capitalized in prior periods of $1.3 million and $0.7 million was recognized as cost of sales in the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, there was $43.7 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.5 years. The total grant date fair value of shares vested during the years ended December 31, 2023 and December 31, 2022 was $21.7 million and $15.5 million, respectively.
As of December 31, 2023, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.
11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2023	2022
Numerator
Net loss attributable to common stockholders	$(60,843)	$(58,923)
Denominator
Weighted-average common stock outstanding	37,998,509	37,248,292
Less: weighted-average common shares subject to repurchase	(23,942)	(151,751)
Weighted-average common shares used to compute basic and diluted net loss per share	37,974,567	37,096,541
Net loss per share attributable to common stockholders, basic and diluted	$(1.60)	$(1.59)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	Years Ended December 31,
	2023	2022
Options to purchase common stock	3,142,981	2,495,528
Unvested restricted stock units	2,244,903	998,473
Unvested early exercised common stock options	109	77,782
Shares committed under ESPP	55,714	28,141
Total Shares	5,443,707	3,599,924

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

Pulmonx Corporation
Notes to Consolidated Financial Statements

determined that it has a single reportable and operating segment structure. The Company’s Chief Executive Officer evaluates performance based primarily on revenue in the geographic locations in which the Company operates.
Revenue by geographic area is based on the billing address of the customer. The following table sets forth our revenue by geographic area (in thousands):

	Years Ended December 31,
	2023	2022
United States	$45,917	$32,487
Europe, Middle-East and Africa (“EMEA”)	19,336	18,154
Asia Pacific	3,023	2,866
Other International	399	155
Total	$68,675	$53,662
Revenue from Germany represented 8% and 11% of total revenue for the years ended December 31, 2023 and 2022, respectively.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth our long-lived assets by geographic area (in thousands):

	December 31,
	2023	2022
United States	$3,962	$4,634
Europe, Middle-East and Africa	54	58
Asia Pacific	12	2
Total	$4,028	$4,694
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of our Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. Further, our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our control system will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal

Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended December 31, 2023, none of our directors or officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) (a “Rule 10b5-1 trading arrangement”) or (ii) any "non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and executive officers set forth under the headings “Proposal No.1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information Regarding Executive Officers” of the 2024 Proxy Statement is incorporated herein by reference.
Information regarding our Audit Committee, including the members of our Audit Committee, set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Audit Committee” of the 2024 Proxy Statement is incorporated herein by reference.
Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee” of the 2024 Proxy Statement is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act, if any, set forth under the heading “Delinquent Section 16(a) Reports” of the 2024 Proxy Statement is incorporated herein by reference.
Information regarding our Code of Business Conduct and Ethics set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics” of the 2024 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation and director compensation set forth under the headings “Executive Compensation” and “Director Compensation,” respectively, of the 2024 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the 2024 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the section captioned “Transactions with Related Persons and Indemnification” of the 2024 Proxy Statement is incorporated herein by reference.
Information regarding director independence set forth under the heading “Information Regarding the Board of Directors and Corporate Governance” of the 2024 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding our independent auditor fees and serves in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” of the 2024 Proxy Statement is incorporated herein by reference.
Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditor in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” of the 2024 Proxy Statement is incorporated herein by reference.

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
EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

4.1	Form of common stock certificate of Pulmonx Corporation.	S-1/A	333-248635	4.1	September 24, 2020

4.2	Description of common stock of Pulmonx Corporation.	10-K	001-39562	4.3	March 15, 2021

10.1+	Amended and Restated 2010 Stock Plan.	S-8	333-249187	99.1	October 1, 2020

10.2+	Forms of Notice of Stock Option Grant, Option Agreement, and Exercise Notice under Amended and Restated 2010 Stock Plan.	S-8	333-249187	99.2	October 1, 2020

10.3+	Amended and Restated 2020 Stock Plan.	S-8	333-249187	99.3	October 1, 2020

10.4+	Forms of Notice of Stock Option Grant, Option Agreement, and Exercise Notice under Amended and Restated 2020 Stock Plan.	S-8	333-249187	99.4	October 1, 2020

10.5+	2020 Equity Incentive Plan.	S-8	333-249187	99.5	October 1, 2020

10.6+	Forms of Option Agreement and Notice of Stock Option Grant under 2020 Equity Incentive Plan.	S-8	333-249187	99.6	October 1, 2020

10.7+	Form of Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.	S-8	333-249187	99.7	October 1, 2020

10.8+	2020 Employee Stock Purchase Plan.	S-8	333-249187	99.8	October 1, 2020

10.9	Form of Indemnification Agreement by and between Pulmonx Corporation and each of its directors and executive officers.	S-1/A	333-248635	10.9	September 24, 2020

10.10+	Executive Employment Agreement, by and between Pulmonx Corporation and Glendon E. French, dated December 10, 2014.	S-1/A	333-248635	10.10	September 24, 2020

10.11+	Offer Letter Agreement, by and between Pulmonx Corporation and Geoffrey Beran Rose, dated December 11, 2014.	S-1/A	333-248635	10.11	September 24, 2020

10.12+	Offer Letter Agreement, by and between Pulmonx Corporation and Derrick Sung, Ph.D., dated March 12, 2019.	S-1/A	333-248635	10.12	September 24, 2020

10.13+	Offer Letter Agreement, by and between Pulmonx Corporation and David Lehman, dated September 15, 2020	10-K	001-39562	10.13	March 15, 2021

10.14	Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated September 4, 2009.	S-1/A	333-248635	10.18	September 24, 2020

10.15	First Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated October 3, 2014.	S-1/A	333-248635	10.19	September 24, 2020

10.16	Second Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated November 7, 2019.	S-1/A	333-248635	10.20	September 24, 2020

10.17	Sublease, by and between Pulmonx Corporation and Genomic Health, Inc., dated April 8, 2020.	S-1/A	333-248635	10.21	September 24, 2020

10.18	First Amendment to Sublease Agreement, by and between Pulmonx Corporation and Genomic Health, Inc., dated September 10, 2020.	S-1/A	333-248635	10.22	September 24, 2020

10.19	Intellectual Property Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated February 20, 2020.	S-1/A	333-248635	10.25	September 24, 2020

10.20	Note Purchase Agreement and Form of 2020 Note, by and between Pulmonx Corporation and the purchasers of the 2020 Notes, dated April 17, 2020.	S-1/A	333-248635	10.26	September 24, 2020

10.21+	Pulmonx Corporation Severance and Change in Control Plan and related participation agreement.	S-1/A	333-248635	10.27	September 28, 2020

10.22	Second Amendment and Waiver to Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated December 28, 2020.	10-Q	001-39562	10.1	May 12, 2021

10.23	Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank Commerce, dated March 29, 2021.	10-Q	001-39562	10.2	May 12, 2021

10.24	First Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated June 17, 2021.	10-Q	001-39562	10.1	August 10, 2021

10.25	Second Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated October 21, 2021.	10-Q	001-39562	10.1	November 9, 2021

10.26	Third Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated October 31, 2022.	10-K	001-39562	10.27	March 1, 2023

10.27+	Pulmonx Corporation Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39562	10.1	August 4, 2023

10.28	Second Amendment to Sublease, by and between Pulmonx Corporation and Genomic Health, Inc., dated April 18, 2023.	10-Q	001-39562	10.2	August 4, 2023

10.29+	Consulting Agreement, dated November 1, 2023, by and between Pulmonx Corporation and Derrick Sung.	10-Q	001-39562	10.1	November 3, 2023

10.30+	Pulmonx Corporation Amended and Restated Non-Employee Director Compensation Policy.					X

21.1	List of Subsidiaries of Registrant.	10-K	001-39562	21.1	March 1, 2023

23.1	Consent of BDO USA, P.C., independent registered public accounting firm.					X

24.1	Power of Attorney (included on signature page hereto).	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	Pulmonx Corporation Incentive Compensation Recoupment Policy.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on the 27th day of February, 2024.

PULMONX CORPORATION

By:	/s/ Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

By:	/s/ John McKune
John McKune
Interim Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glendon E. French and John McKune, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Glendon E. French	President, Chief Executive Officer and Director	February 27, 2024
Glendon E. French	(Principal Executive Officer)

/s/ John McKune	Interim Chief Financial Officer	February 27, 2024
John McKune	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas W. Burns	Director	February 27, 2024
Thomas W. Burns

/s/ Richard Ferrari	Director	February 27, 2024
Richard Ferrari

/s/ Daniel P. Florin	Director	February 27, 2024
Daniel P. Florin

/s/ Georgia Garinois-Melenikiotou	Director	February 27, 2024
Georgia Garinois-Melenikiotou

/s/ Alissa Hsu Lynch	Director	February 27, 2024
Alissa Hsu Lynch

/s/ Dana G. Mead, Jr.	Director	February 27, 2024
Dana G. Mead, Jr.

/s/ Tiffany Sullivan	Director	February 27, 2024
Tiffany Sullivan