Form 10-Q
period 2024-03-31
Pulmonx Corp
filed 2024-05-03
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2024 there were 38,815,760 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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
•our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
•our expectations regarding the impact of any public health crises, such as COVID-19, on our business, financial condition and results of operations.

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
ii

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$70,158	$83,547
Restricted cash	236	237
Short-term marketable securities	45,973	33,555
Accounts receivable, net	10,522	12,105
Inventory	17,228	16,743
Prepaid expenses and other current assets	3,819	4,235
Total current assets	147,936	150,422
Long-term marketable securities	4,293	14,390
Long-term inventory	2,522	2,580
Property and equipment, net	4,218	4,028
Goodwill	2,333	2,333
Intangible assets, net	—	31
Right of use assets	2,705	3,406
Other long-term assets	577	591
Total assets	$164,584	$177,781

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,125	$1,497
Accrued liabilities	10,071	16,234
Income taxes payable	67	93
Deferred revenue	110	104
Short-term debt	5,231	2,155
Current lease liabilities	2,690	3,074
Total current liabilities	21,294	23,157
Deferred tax liability	140	114
Long-term lease liabilities	650	1,106
Long-term debt	32,002	35,089
Total liabilities	54,086	59,466
Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 38,812,175 shares issued and outstanding as of March 31, 2024 and 38,516,383 shares issued and outstanding as of December 31, 2023	39	39
Additional paid-in capital	533,406	526,797
Accumulated other comprehensive income	1,963	2,640
Accumulated deficit	(424,910)	(411,161)
Total stockholders’ equity	110,498	118,315
Total liabilities and stockholders’ equity	$164,584	$177,781
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$18,854	$14,535
Cost of goods sold	4,776	3,946
Gross profit	14,078	10,589
Operating expenses
Research and development	4,210	4,253
Selling, general and administrative	24,404	22,736
Total operating expenses	28,614	26,989
Loss from operations	(14,536)	(16,400)
Interest income	1,441	1,127
Interest expense	(883)	(571)
Other income, net	415	108
Net loss before tax	(13,563)	(15,736)
Income tax expense	186	124
Net loss	(13,749)	(15,860)
Other comprehensive (loss) income
Currency translation adjustment	(549)	72
Change in unrealized (losses) gains on marketable securities	(128)	173
Total other comprehensive (loss) income	(677)	245
Comprehensive loss	$(14,426)	$(15,615)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.42)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,636,029	37,572,382
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at January 1, 2024	38,516,383	$39	$526,797	$2,640	$(411,161)	$118,315
Issuance of common stock upon vesting of restricted stock units	177,610	—	—	—	—	—
Issuance of common stock upon exercise of stock options	28,116	—	57	—	—	57
Issuance of shares pursuant to employee stock purchase plan	90,066	—	808	—	—	808
Stock-based compensation expense	—	—	5,744	—	—	5,744
Currency translation adjustment	—	—	—	(549)	—	(549)
Change in unrealized losses on marketable securities	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(13,749)	(13,749)
Balances at March 31, 2024	38,812,175	$39	$533,406	$1,963	$(424,910)	$110,498

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at January 1, 2023	37,555,565	$38	$502,712	$1,575	$(350,318)	$154,007
Issuance of common stock upon vesting of restricted stock units	66,895	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,006	—	46	—	—	46
Issuance of shares pursuant to employee stock purchase plan	85,210	—	676	—	—	676
Change in shares subject to repurchase	—	—	56	—	—	56
Stock-based compensation expense	—	—	4,764	—	—	4,764
Currency translation adjustment	—	—	—	72	—	72
Change in unrealized gains on marketable securities	—	—	—	173	—	173
Net loss	—	—	—	—	(15,860)	(15,860)
Balances at March 31, 2023	37,730,676	$38	$508,254	$1,820	$(366,178)	$143,934
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(13,749)	$(15,860)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,673	4,638
Loss on disposal of fixed assets	—	1
Inventory write-downs	163	273
Depreciation and amortization expense	423	437
Amortization of debt discount and debt issuance costs	16	10
Net accretion of discounts on marketable securities	(393)	(203)
Non-cash lease expense	701	654
Net changes in operating assets and liabilities:
Accounts receivable	1,363	531
Inventory	(1,084)	(604)
Prepaid expenses and other current assets	266	(168)
Other assets	26	(5)
Accounts payable	1,635	868
Accrued liabilities	(5,981)	(2,478)
Income taxes payable	(22)	40
Lease liabilities	(840)	(765)
Deferred revenue	8	(13)
Net cash used in operating activities	(11,795)	(12,644)
Cash flows from investing activities
Purchases of investments	(13,806)	(13,115)
Maturities of investments	11,750	13,750
Purchases of property and equipment	(451)	(61)
Net cash (used in) provided by investing activities	(2,507)	574
Cash flows from financing activities
Proceeds from borrowing under term loan	—	20,000
Proceeds from exercise of common stock options	56	44
Proceeds from issuance of common stock under the employee stock purchase plan	808	676
Net cash provided by financing activities	864	20,720
Effect of exchange rate changes on cash and cash equivalents	48	21
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,390)	8,671
Cash, cash equivalents, and restricted cash at beginning of the period	83,784	101,967
Cash, cash equivalents, and restricted cash at end of year	$70,394	$110,638
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$70,158	$110,407
Restricted cash	236	231
Cash, cash equivalents, and restricted cash in consolidated balance sheets	$70,394	$110,638

Supplemental non-cash items:
Lapse in repurchase rights of common stock	$—	$56

Purchases of property and equipment in accounts payable and accrued liabilities	$100	$469
Amount receivable from exercise of common stock options	$1	$2
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$170	$92
Cash paid for interest	$875	$356

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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $424.9 million as of March 31, 2024. During the three months ended March 31, 2024 and March 31, 2023, the Company used $11.8 million and $12.6 million of cash in its operating activities, respectively. As of March 31, 2024, the Company had cash, cash equivalents and marketable securities of $120.4 million. Historically, the Company’s activities have been financed through the sale of equity securities, debt financing arrangements and sales of its products.
The Company’s unaudited interim condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash, cash equivalents and marketable securities will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these unaudited interim condensed consolidated financial statements.
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
Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and March 31, 2023, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the fiscal year ended December 31, 2023 and notes

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 27, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2024 and condensed consolidated results of operations and condensed consolidated cash flows for the three months ended March 31, 2024 and March 31, 2023 have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2024.
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
Significant estimates and assumptions include reserves and write-downs related to inventories, classification of short-term and long-term inventories, the recoverability of long-term assets, stock-based compensation, intangible assets, goodwill, deferred tax assets and related valuation allowances and impact of contingencies.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of March 31, 2024 and December 31, 2023, the Company also had cash on deposit with foreign banks of approximately $4.3 million and $4.7 million, respectively, that was not federally insured.
The Company earns revenue primarily from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the three months ended March 31, 2024 and March 31, 2023. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. As of March 31, 2024 and December 31, 2023, no customer accounted for more than 10% of accounts receivable. For the three months ended March 31, 2024 and March 31, 2023, no customer accounted for more than 10% of revenue.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive (loss) income in the condensed consolidated statements of operations and comprehensive loss and was $(0.5) million and $0.1 million during the three months ended March 31, 2024 and March 31, 2023, respectively.
Foreign currency transaction gains and losses are included in other income, net in the condensed consolidated statements of operations and comprehensive loss and was $0.4 million and less than $0.1 million during the three months ended March 31, 2024 and March 31, 2023, respectively.
Credit Losses—Accounts Receivable
Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. Accounts receivable is presented net of an allowance for credit losses of $0 as of both March 31, 2024 and December 31, 2023.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis—The Company determines the fair value of long-lived assets held and used, such as intangible assets, by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. There have been no impairment charges recorded to date. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates the fair value. The fair value of the term loan is estimated using Level 2 inputs.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$5,312	$—	$—	$5,312
U.S. Government agency bonds	3,995	—	—	3,995
Commercial paper	—	2,983	—	2,983
Total cash equivalents	$9,307	$2,983	$—	$12,290
Marketable securities:
U.S. Government agency bonds	$9,235	$21,508	$—	$30,743
Commercial paper	—	19,523	—	19,523
Total marketable securities	9,235	41,031	—	50,266
Total financial assets	$18,542	$44,014	$—	$62,556

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,129	$—	$—	$25,129
Total cash equivalents	$25,129	$—	$—	$25,129
Marketable securities:
U.S. Government agency bonds	$5,798	$29,466	$—	$35,264
Commercial paper	—	12,681	—	12,681
Total marketable securities	5,798	42,147	—	47,945
Total financial assets	$30,927	$42,147	$—	$73,074
There were no liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2024 and December 31, 2023.
The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$30,773	$(43)	$13	$30,743
Commercial paper	19,538	(19)	4	19,523
Total	$50,311	$(62)	$17	$50,266

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$35,194	$(26)	$96	$35,264
Commercial paper	12,667	(1)	15	12,681
Total	$47,861	$(27)	$111	$47,945
The following table summarizes the marketable securities with unrealized losses as of March 31, 2024 and December 31, 2023, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency bonds	$19,094	$(43)	$—	$—	$19,094	$(43)
Commercial paper	13,428	(19)	—	—	13,428	(19)
Total	$32,522	$(62)	$—	$—	$32,522	$(62)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency bonds	$11,888	$(23)	$1,745	$(3)	$13,633	$(26)
Commercial paper	996	(1)	—	—	996	(1)
Total	$12,884	$(24)	$1,745	$(3)	$14,629	$(27)
The unrealized losses for marketable securities relate to changes in interest rates. No allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023, and no impairment losses were recognized for the three months ended March 31, 2024 and March 31, 2023.
Accrued interest receivable on marketable securities of $0.2 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively, is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the three months ended March 31, 2024 and March 31, 2023.
Contractual Maturities
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	March 31, 2024
	Amortized Cost	Fair Value
Due within one year	$46,024	$45,973
Due in one year to five years	4,287	4,293
Total	$50,311	$50,266

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Cash	$57,868	$58,418
Cash equivalents:
Money market funds	5,312	25,129
U.S. Government agency bonds	3,995	—
Commercial paper	2,983	—
Total cash and cash equivalents	$70,158	$83,547
Inventory
Inventory consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$3,062	$2,924
Work in process	440	427
Finished goods	16,248	15,972
Total inventory	$19,750	$19,323
Reported as:
Inventory	$17,228	$16,743
Long-term inventory	2,522	2,580
Total inventory	$19,750	$19,323
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid expenses	$2,346	$1,910
Prepaid insurance	739	906
VAT and other receivable	657	915
Other current assets	77	504
Total prepaid expenses and other current assets	$3,819	$4,235
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of March 31, 2024 and December 31, 2023, the Company has capitalized approximately $0.1 million and $0.1 million in implementation costs, net of amortization, respectively. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three years. As of March 31, 2024, the capitalized costs of $0.1 million were included in prepaid expenses and other current assets. Amortization expense, which was included in selling, general and administrative expenses, was $0.1 million and $0.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Machinery and equipment	$2,305	$2,271
Computer equipment and software	2,317	1,872
Furniture and fixtures	263	264
Leasehold improvements	2,277	2,277
Construction in progress	2,248	2,199
Total	9,410	8,883
Less: accumulated depreciation	(5,192)	(4,855)
Property and equipment, net	$4,218	$4,028
Depreciation expense was $0.3 million for each of the three months ended March 31, 2024 and March 31, 2023.
Goodwill
Goodwill was $2.3 million as of March 31, 2024 and December 31, 2023. There were no acquisitions or dispositions of goodwill in the three months ended March 31, 2024 and March 31, 2023. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through March 31, 2024, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the three months ended March 31, 2024.
Intangible Assets
Intangible assets consist of the following (in thousands):

	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,658)	$—
Trademarks	191	(191)	—
Total intangible assets	$1,849	$(1,849)	$—

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,630)	$28
Trademarks	191	(188)	3
Total intangible assets	$1,849	$(1,818)	$31
Amortization expense relating to the intangibles totaled less than $0.1 million during each of the three months ended March 31, 2024 and March 31, 2023, respectively. The intangible assets were fully amortized as of March 31, 2024.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued employee bonuses and commissions	$2,903	$7,875
Accrued vacation	2,600	2,400
Other accrued personnel related expenses	2,111	2,859
Accrued professional fees	1,439	1,705
Sales taxes, franchise tax and VAT	648	763
Accrued inventory purchases	124	170
Other	246	462
Total accrued liabilities	$10,071	$16,234
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
Upon draw of the Amended Tranche B, the financial covenants in the Amended and Restated CIBC Agreement require that, when the cash and cash equivalents of the Company as defined in the Amended and Restated CIBC Agreement is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to the greater of $20.0 million and the Adjusted EBITDA loss as defined in the Amended and Restated CIBC Agreement for the six-month period ending on any date of determination. As of March 31, 2024, the Company was in compliance with all covenants contained in Amended and Restated CIBC Agreement.
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
As of March 31, 2024, the CIBC Loan had an annual effective interest rate of 10.1% per year.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The CIBC Loan consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Term loan	$37,000	$37,000
Less: debt issuance costs	(136)	(152)
Term loan	$36,864	$36,848
Reported as:
Short-term debt	$5,139	$2,056
Long-term debt	31,725	34,792
Total term loan	$36,864	$36,848
The Company paid $0.5 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the three months ended March 31, 2024 and March 31, 2023, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.9 million and $0.6 million during the three months ended March 31, 2024 and March 31, 2023, respectively.
Credit Agreement
In May 2020, Pulmonx International Sàrl, a wholly owned subsidiary of the Company, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program designed to mitigate the economic impact of the spread of the coronavirus. The COVID-19 Credit Agreement initially bore no interest through March 31, 2023. Beginning April 1, 2023, the COVID-19 Credit Agreement bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. Interest expense was immaterial during the three months ended March 31, 2024 and March 31, 2023. As of March 31, 2024, Pulmonx International Sàrl has repaid $0.2 million to the lender.
Contractual Maturities of Financing Obligations
As of March 31, 2024, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2024 (remaining nine months)	$4,785
2025	15,209
2026	14,036
2027	10,816
Total	44,846
Less: unamortized debt discount	(136)
Less: interest	(7,477)
Term loan and credit agreement	$37,233

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively. The deferred revenue as of December 31, 2023 of $0.1 million was recognized as revenue during the three months ended March 31, 2024. The deferred revenue as of December 31, 2022 of $0.1 million was recognized as revenue during the three months ended March 31, 2023.
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
As of March 31, 2024, the Company has leases on fourteen vehicles with an average lease term of 3.0 years.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Operating lease cost consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$722	$721
Short-term lease cost	9	8
Variable lease cost	289	154
Total lease cost	$1,020	$883
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of March 31, 2024 (in thousands):

Fiscal Year Ending December 31,	Amount
2024 (remaining nine months)	$2,309
2025	1,098
2026	31
Total minimum lease payments	3,438
Less: Amount of lease payments representing interest	98
Present value of future minimum lease payments	$3,340
Less: Current lease liabilities	2,690
Long-term lease liabilities	$650
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	March 31,	December 31,
	2024	2023
Right of use asset	$2,705	$3,406
Weighted average remaining lease term (years)	1.14	1.35
Weighted average discount rate	6.7%	6.7%
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$910	$872
Right-of-use assets obtained in exchange for lease liabilities	$—	$—

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Service Agreement
In April 2022, the Company entered into an agreement with a service provider which requires total minimum purchases of $0.6 million, $0.4 million, and $0.4 million over a three-year period. From inception of the agreement through March 31, 2024, the Company recorded $1.1 million of expense for services related to this agreement in cost of goods sold.
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
9.    Income Taxes
The income tax expense for the three months ended March 31, 2024 and March 31, 2023 was $0.2 million and $0.1 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, and non-recognition of US tax benefit because of a full valuation allowance against US deferred tax assets.
The income tax expense for the three months ended March 31, 2024 and March 31, 2023 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
10.    Stockholders’ Equity
Common Stock
As of March 31, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Company’s Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
In March 2024, the Company granted stock-based awards outside of the existing stock plans to the Company’s new Chief Executive Officer. These awards were granted as a material inducement for accepting employment with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement awards consisted of a total of 630,402 shares of the Company’s common stock, which includes 205,286 shares of common stock issuable upon the vesting of a restricted stock unit award and 425,116 shares of common stock issuable upon the exercise of a nonqualified stock option grant generally subject to the same terms and conditions as grants that are made under the 2020 Equity Incentive Plan.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	March 31,	December 31,
	2024	2023
Common stock options issued and outstanding	3,626,551	3,142,981
Common stock restricted stock units issued and outstanding	3,270,598	2,244,903
Common stock available for future grants	2,994,699	2,541,438
Common stock available for employee stock purchase plan	1,731,920	1,436,823
Total	11,623,768	9,366,145

Stock Option Plan
A summary of stock option activity for the three months ended March 31, 2024 is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2024	3,142,981	$16.40
Options granted	638,016	9.07
Options exercised	(28,116)	2.02
Options canceled	(126,330)	18.87
Balance, March 31, 2024	3,626,551	$15.14
The aggregate intrinsic value of options outstanding as of March 31, 2024 was $6.6 million.

	March 31, 2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	1,898,778	$15.70	6.22
Options vested and expected to vest	3,626,551	$15.14	7.50
Total aggregate intrinsic value of options exercisable as of March 31, 2024 was $5.8 million.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	2,244,903	$15.74
Granted	1,385,426	9.25
Vested	(177,610)	18.50
Canceled	(182,121)	14.95
Unvested as of March 31, 2024	3,270,598	$12.89
The aggregate intrinsic value of restricted stock units outstanding as of March 31, 2024 was $30.3 million.
The fair value as of the respective vesting dates of restricted stock units that vested during the three months ended March 31, 2024 and March 31, 2023 was $1.6 million and $0.8 million, respectively.
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$381	$223
Research and development	773	566
Selling, general and administrative	4,519	3,849
Total	$5,673	$4,638
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options and restricted stock units	$5,481	$4,540
Employee stock purchase plan	192	98
Total	$5,673	$4,638
Stock-based compensation of $0.4 million and $0.3 million was capitalized into inventory for the three months ended March 31, 2024 and March 31, 2023, respectively. Stock-based compensation capitalized in prior periods of $0.4 million and $0.2 million was recognized as cost of sales in the three months ended March 31, 2024 and March 31, 2023, respectively.
As of March 31, 2024, there was $53.8 million of unrecognized compensation costs related to unvested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.8 years.
As of March 31, 2024, the Company had unrecognized stock-based compensation relating to the employee stock purchase plan of approximately $0.2 million, which is expected to be recognized over a weighted-average period of 0.4 years.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Stock Modification
In February 2024, the Company’s former Chief Executive Officer, Glendon E. French, resigned as President and Chief Executive Officer, effective as of March 15, 2024. Following this date, Mr. French will continue as a full-time employee of the Company in the capacity of Senior Advisor to the new President and Chief Executive Officer until May 1, 2024, when his employment will cease. Thereafter, Mr. French will continue to serve as a member of the Company’s board of directors, and his outstanding equity awards will continue to vest in accordance with their terms, subject to his continued service to the Company as a member of the board of directors.
The Company evaluated the change in status in accordance with ASC 718 and determined that there was a modification to the unvested awards expected to vest after March 15, 2024. The total stock-based compensation expense related to the modification, evaluated as of the modification date, was $6.3 million, to be recognized over the remaining vesting periods. The Company recorded $0.3 million in stock-based compensation expenses related to the modification for the three months ended March 31, 2024.
11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss attributable to common stockholders	$(13,749)	$(15,860)
Denominator
Weighted-average common stock outstanding	38,636,109	37,630,339
Less: weighted-average common shares subject to repurchase	(80)	(57,957)
Weighted-average common shares used to compute basic and diluted net loss per share	38,636,029	37,572,382
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.42)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2024	2023
Options to purchase common stock	3,626,551	3,278,913
Unvested restricted stock units	3,270,598	2,696,843
Unvested early exercised common stock options	56	46,012
Shares committed under employee stock purchase plan	17,528	20,155
Total	6,914,733	6,041,923

12.    Segment Information
The chief operating decision maker for the Company is the Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$12,869	$9,337
Europe, Middle-East and Africa (“EMEA”)	5,116	4,531
Asia Pacific	698	596
Other International	171	71
Total	$18,854	$14,535
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2024	2023
United States	$4,124	$3,962
EMEA	43	54
Asia Pacific	51	12
Total	$4,218	$4,028

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report entitled “Forward-Looking Statements” and “Risk Factors,” under Part II, Item 1A and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024.
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
In June 2018, we received pre-market approval (“PMA”) by the U.S. Food and Drug Administration (“FDA”) as a result of our breakthrough technology designation. The Zephyr Valve is now commercially available in numerous countries globally. We have established reimbursement in major markets in North America, Europe and Asia Pacific and the Zephyr Valve has been included in treatment guidelines for COPD worldwide.
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high-volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. We employ both direct and distributor-based sales models, with 97% of our revenue generated in markets where we sell directly for the three months ended March 31, 2024.
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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $18.9 million, with a gross margin of 74.7% and a net loss of $13.7 million, for the three months ended March 31, 2024 compared to revenue of $14.5 million, with a gross margin of 72.9% and a net loss of $15.9 million, for the three months ended March 31, 2023. As of March 31, 2024, we had an accumulated deficit of $424.9 million, cash, cash equivalents and marketable securities of $120.4 million, and $37.2 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our solution. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of the Zephyr Valve and to support regulatory submissions. We intend to continue to make significant investments in our sales and marketing organization throughout the United States, Europe and Asia Pacific. We also intend to continue to make investments in research and development efforts to develop our next generation products and support our future regulatory submissions to increase our addressable market and to expand indications and new markets. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require substantial additional funding, which may include future equity and debt financings.
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

Third-Party Reimbursement
Since achieving regulatory approval in the United States in June 2018, we have launched the Zephyr Valve treatment and have made progress securing third-party payor reimbursement. The majority of our patients are Medicare beneficiaries. We estimate that roughly 75% of the potential Zephyr Valve patient population are Medicare/Medicaid beneficiaries, of which approximately 30% have managed Medicare/Medicaid and the remaining 45% have traditional Medicare/Medicaid. Approximately 25% of the potential Zephyr Valve patient population is under third-party commercial payor policies. We continue to work to broaden our coverage by private third-party payor policies. Commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Some commercial payors do not yet consider our solution medically necessary, but these same plans are approving prior authorization requests on a case-by-case basis. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis and other commercial insurers not described above are approving prior authorization requests on a case-by-case basis.
We have a dedicated patient reimbursement support team in the United States that works collaboratively with patients and providers to help secure the appropriate prior authorization approvals in advance of treatment. We continue to educate private insurers in the United States on our clinical data and patient selection tools in an effort to continue to expand the number of positive coverage policies, in order to increase our revenue. Outside of the United States, our solution is covered by major health systems across much of Europe, Australia, South Korea and Japan.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, which is used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the three months ended March 31, 2024 and March 31, 2023.
Revenue from sales of our products fluctuates based on volume of cases (procedures performed), the average number of Zephyr Valves used for a patient, pricing, discounts, incentives and mix of U.S. and international sales. Our revenue also fluctuates and will continue to fluctuate from quarter-to-quarter due to a variety of factors, including the availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and perform the procedures using our solution and seasonality. Our revenue from international sales may also be impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.
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
Other Income, Net
Other income, net primarily consists of foreign currency exchange gains and losses.

Results of Operations:
Comparison of the Three Months Ended March 31, 2024 and March 31, 2023
The following table summarizes our results of operations for the period indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue	$18,854	$14,535	$4,319	29.7%
Costs of goods sold	4,776	3,946	830	21.0%
Gross profit	14,078	10,589	3,489	32.9%
Operating expenses:
Research and development	4,210	4,253	(43)	(1.0)%
Selling, general and administrative	24,404	22,736	1,668	7.3%
Total operating expenses	28,614	26,989	1,625	6.0%
Loss from operations	(14,536)	(16,400)	1,864	(11.4)%
Interest income	1,441	1,127	314	27.9%
Interest expense	(883)	(571)	(312)	54.6%
Other income, net	415	108	307	284.3%
Net loss before tax	(13,563)	(15,736)	2,173	(13.8)%
Income tax expense	186	124	62	50.0%
Net loss	$(13,749)	$(15,860)	$2,111	(13.3)%
Revenue
Revenue increased by $4.3 million, or 29.7%, to $18.9 million during the three months ended March 31, 2024, compared to $14.5 million during the three months ended March 31, 2023. The sale of products in the United States increased by $3.5 million to $12.9 million during the three months ended March 31, 2024, compared to $9.3 million for the three months ended March 31, 2023. The sale of products in international markets increased by $0.8 million to $6.0 million during the three months ended March 31, 2024, compared to $5.2 million for the three months ended March 31, 2023. The increase in revenue was primarily attributable to the continued growth of Zephyr Valve procedure volumes in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.8 million, or 21.0%, to $4.8 million during the three months ended March 31, 2024, compared to $3.9 million during the three months ended March 31, 2023. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin increased by 1.8% to 74.7% during the three months ended March 31, 2024, compared to 72.9% during the three months ended March 31, 2023. The increase was primarily due to favorable geographic mix and higher capacity utilization during the three months ended March 31, 2024.
Research and Development Expenses
Research and development expenses decreased by less than $0.1 million, or 1.0%, to $4.2 million during the three months ended March 31, 2024, compared to $4.3 million during the three months ended March 31, 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.7 million, or 7.3%, to $24.4 million during the three months ended March 31, 2024, compared to $22.7 million during the three months ended March 31, 2023. The increase in selling, general and administrative expenses was primarily due to an increase of $1.1 million in payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, and an increase of $0.2 million in legal and other professional expenses.
Interest Expense and Income
Interest expense increased by $0.3 million to $0.9 million during the three months ended March 31, 2024 compared to $0.6 million during the three months ended March 31, 2023 due to higher outstanding debt principal and higher interest rates. Interest income increased by $0.3 million to $1.4 million during the three months ended March 31, 2024 compared to $1.1 million during the three months ended March 31, 2023, primarily as a result of higher returns on cash, cash equivalents and marketable securities balances.
Other Income, Net
Other income, net increased by $0.3 million to $0.4 million during the three months ended March 31, 2024, compared to $0.1 million during the three months ended March 31, 2023, primarily due to foreign currency exchange gains.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through our initial public offering, private placements of equity securities, debt financing arrangements and sales of our products. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $120.4 million, an accumulated deficit of $424.9 million, and $37.2 million outstanding under the CIBC Loan and Credit Agreement, net of debt discount and debt issuance costs.
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
We paid $0.5 million fees to the lender and third parties which is reflected as a discount on the loans provided under the Amended and Restated CIBC Agreement and is being accreted over the life of the loan using the effective interest method. During the three months ended March 31, 2024 and March 31, 2023, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $0.9 million and $0.6 million during the three months ended March 31, 2024 and March 31, 2023, respectively.
Credit Agreement
In May 2020, Pulmonx International Sàrl, our wholly owned subsidiary, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program designed to mitigate the economic impact of the spread of the coronavirus. The COVID-19 Credit Agreement initially bore no interest through March 31, 2023. Beginning April 1, 2023, the loan bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. As of March 31, 2024, Pulmonx International Sàrl has repaid $0.2 million to the lender.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,795)	$(12,644)
Investing activities	(2,507)	574
Financing activities	864	20,720
Effect of exchange rate changes on cash and cash equivalents	48	21
Net (decrease) increase in cash and cash equivalents	$(13,390)	$8,671

Cash Flows from Operating Activities
Net cash used in operating activities was $11.8 million for the three months ended March 31, 2024. Cash used in operating activities was primarily a result of the net loss of $13.7 million, a decrease in accrued liabilities of $6.0 million due to payment of incentive compensation expense associated with the achievement of performance objectives, an increase in inventory of $1.1 million due to continued production to build inventory to meet projected increase in sales and to protect against potential supply interruptions, and a decrease in lease liabilities of $0.8 million due to lease payments. This is partially offset by stock-based compensation expense of $5.7 million, an increase in accounts payable of $1.6 million due to timing of payments to our vendors, a decrease in accounts receivable of $1.4 million due to the timing of payments from our customers, and non-cash lease expense of $0.7 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities in the three months ended March 31, 2024 was $2.5 million, consisting of purchases of marketable securities of $13.8 million and purchases of property and equipment of $0.5 million, offset by proceeds from maturities of marketable securities of $11.8 million.
Net cash provided by investing activities in the three months ended March 31, 2023 was $0.6 million consisting of proceeds from maturities of marketable securities of $13.8 million partially offset by purchases of marketable securities of $13.1 million and purchases of property and equipment of $0.1 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2024 was $0.9 million, consisting of proceeds from the issuance of common stock under the employee stock purchase plan of $0.8 million and proceeds from the exercise of common stock options of $0.1 million.
Net cash provided by financing activities in the three months ended March 31, 2023 of $20.7 million primarily relates to proceeds of $20.0 million from borrowing under the Amended and Restated CIBC Agreement and proceeds from the issuance of common stock under the employee stock purchase plan of $0.7 million.
Material Cash Requirements
Our net cash operating expenditures were $11.8 million in the three months ended March 31, 2024 and $12.6 million in the three months ended March 31, 2023. We intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $0.5 million and $0.1 million in the three months ended March 31, 2024 and March 31, 2023, respectively, and we expect to maintain the level of expenditures in the future to support our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $3.4 million as of March 31, 2024, with $2.8 million expected to be paid within the next 12 months, and amounts related to future short-term and long-term debt which totaled $37.2 million, with $8.7 million due within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $120.4 million. Based on our current planned operations, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the three months ended March 31, 2024. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, sales of our products, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•the impact of any public health crises, such as COVID-19, on our business, financial condition and results of operations;
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $70.2 million as of March 31, 2024, which consist of cash and money market funds. We held cash in foreign banks of approximately $4.3 million as of March 31, 2024 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $36.9 million under the CIBC Agreement with an annual effective interest rate of 10.1% as of March 31, 2024. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 31.7% and 35.8% of our total revenue for the three months ended March 31, 2024 and March 31, 2023, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the three months ended March 31, 2024 by approximately $0.6 million and $0.5 million, respectively, with a net impact of $0.1 million on our net loss. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Item 4. Controls and Procedures
Evaluation of Our Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information

Item 1. Legal Proceedings
We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Please see also the matters under “Commitments and Contingencies—Contingencies” in Note 8 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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
We have incurred net losses since our inception. For the three months ended March 31, 2024 and March 31, 2023, we had net losses of $13.7 million and $15.9 million, respectively, and we expect to continue to incur additional losses. As of March 31, 2024, we had an accumulated deficit of $424.9 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances, certification or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
We have limited experience marketing and selling our solution.
We began commercializing our solution and the Zephyr Valve in the United States in 2018 and, through our predecessors, in the European Union (the “EU”) and other European countries in 2003. Our limited commercialization experience and limited number of approved or cleared products make it difficult to evaluate our current business and predict our future prospects. These factors also make it difficult for us to forecast our future financial performance and growth, and such forecasts are subject to a number of uncertainties, including our ability to successfully complete clinical trials and obtain pre-market approval or 510(k) clearance by the FDA for future planned products in the United States or in key international markets. Our commercialization efforts will depend on the efforts of our management and sales team, our third-party suppliers, physicians and hospitals, and general economic conditions, among other factors, including the following:
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
•the impact of any public health crisis, such as COVID-19, on our business, financial condition and results of operations;
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the three months ended March 31, 2024 and March 31, 2023 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
•access to hospital bidding processes;
•a decrease or delay in the number of procedures performed using our solution as a result of a public health crisis, such as COVID-19;
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
A public health crisis could significantly disrupt economic activity globally and have a material adverse impact our ability to access capital and on our business, financial condition and results of operations as a result of hospitals reducing capital and overall spend and other potential changes in healthcare organizations’ prioritizing of patient treatment, significant job losses and unemployment, including the inability of patients to obtain or maintain health insurance policies, inflation, and reductions in disposable income. Additionally, if a public health crisis or other event beyond our control were to emerge, there may be limited provider capacity due to labor shortages, or for other reasons, which could limit the ability of patients to receive treatment with Zephyr Valves. This limited provider and hospital capacity could have a material adverse effect on our business, financial condition and results of operations, and it may have the effect of heightening other risks described in this “Risk Factors” section.
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
In the LIBERATE study, the majority of pneumothoraces (76%) occurred within three days following a bronchoscopy procedure. During the Treatment Period (day of procedure to 45 days), there were a total of four deaths (3.1%) in the Zephyr Valve Group (which received Zephyr Valves plus medical management) and none in the Control Group (which received medical management alone). Three of the four deaths were deemed by the investigators to be definitely related to treatment with Zephyr Valves and the remaining one was deemed by the investigators to be probably related to treatment with Zephyr Valves. Each patient that died experienced pneumothorax, with three deaths directly attributed to the pneumothorax and the fourth death the result of respiratory failure, after the pneumothorax had resolved. Two of the pneumothorax-related deaths occurred early in the study when patients were being kept in the hospital for one night after the procedure. In order to more closely monitor patients, the study protocol was subsequently amended to keep patients in the hospital for five nights. Based on the full study data, current practice is to keep patients in the hospital for a minimum of three nights post-treatment. Post-hoc analysis has helped to identify risk factors for the group of patients at a higher risk of having a complex pneumothorax event (complex pneumothorax defined as requiring removal of all valves or resulting in death) should one occur. Such high-risk patients include those who are not treated in the most diseased lobe and have greater than 60% destruction of the untreated lung. All four patients who experienced a pneumothorax and died were within this high-risk group. This learning is incorporated in our physician training program for physicians to identify such high-risk patients and to consider alternative targets or other risk mitigation strategies. During the Longer-Term Period (46 days after procedure to 12 months), there was one death (0.8%) in the Zephyr Valve Group from a COPD exacerbation, deemed by the investigators not to be related to treatment with Zephyr Valves, and one cardiac arrhythmia-related death in the Control Group (1.6%).
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of March 31, 2024, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving prior authorization requests on a case-by-case basis.
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
Outside of the United States, reimbursement levels vary significantly by country and by patient. Reimbursement is obtained from a variety of sources, including government sponsors, hospital budgets, or private health insurance plans, or combinations thereof. We have established market access in countries across Europe and Asia Pacific, including Australia, Austria, Belgium, France, Germany, Japan, the Netherlands, the United Kingdom (the “UK”), Scotland, Switzerland and South Korea, and other countries. Even if we succeed in bringing our products to market in additional foreign countries, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at acceptable prices. For example, in some markets, such as France, coverage and reimbursement are currently available for procedures using our products but are subject to constraints such as price controls or unit sales limitations.
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
•the impact of a public health crisis, such as COVID-19, on our business, financial condition and results of operations;
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
In March 2021, we entered into an Amended and Restated Loan and Security Agreement (as amended, the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), under which we have borrowed $37.0 million in debt financing as of March 31, 2024. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of March 31, 2024, we had $120.4 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $424.9 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
•the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and
•the impact of public health crises, such as COVID-19, on our business, financial condition, and results of operations.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and other personnel. We are highly dependent upon our management team, particularly our Chief Executive Officer, the rest of our senior management, and other key personnel. From time to time, there have been and may in the future be changes in our management team or other key employees resulting from the hiring or departure of these personnel. For example, in March 2024, Glendon French retired as the President and Chief Executive Officer of the Company. Our board of directors appointed Steven Williamson as our President and Chief Executive Officer and as a member of our board of directors. Additionally, in April 2024, Mehul Joshi was appointed as Chief

Financial Officer of the Company and John McKune, our Interim Chief Financial Officer, returned to his prior position as the Company’s Vice President Finance and Corporate Controller. The failure to successfully execute this leadership transition could negatively impact our business and results of operations. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could therefore negatively affect our business, financial condition and results of operations. In addition, we do not carry any key person insurance policies that could offset potential loss of service under applicable circumstances.
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
Sales in markets outside of the United States accounted for approximately 31.7% and 35.8% of our revenue for the three months ended March 31, 2024 and March 31, 2023, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, Japan, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
•the impact of public health crises, such as COVID-19;
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
A public health crisis, such as COVID-19, could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products and impact our business, financial condition and results of operations.
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
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an ownership change, generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.
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
In addition to changes to the regulatory environment in the United States, there have been changes to the regulatory environment in certain foreign jurisdiction in which we operate. For example, the European Union Medical Device Regulation (Regulation (EU) 2017/745) (“MDR”) became applicable in 2021 and includes transitional provisions. We are currently placing our medical devices on the market in accordance with the stringent requirements of the transitional provisions of the MDR, the requirements of the European Union Medical Devices Directive (Council Directive 93/42/EEC) (“MDD”) and the guidance of the European Commission’s Medical Devices Coordination Group. We intend to complete conformity assessment procedures for our medical devices in accordance with the MDR prior to the expiration of our existing CE Certificate(s) of Conformity issued by our Notified Body, BSI, on the basis of the MDD, and the expiration of the transitional provisions of the MDR. The changes to the regulatory system implemented in the EU by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfilment of the obligations imposed by the MDR may cause us to incur substantial costs. We may be unable to fulfil these obligations for medical devices we intend to place on the EU market, or our Notified Body, where they are involved, may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the MDR. We must obtain the appropriate CE Certificate(s) of Conformity in accordance with the MDR to continue to place our products on the EU market, or other countries that relate their medical device regulations to a CE mark, once we can no longer benefit from the transitional provisions of the MDR. The modifications of the MDR may have an effect on the way we conduct our business in the EEA. Additional regulatory changes may negatively affect our business, financial condition and results of operations.
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
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•similar healthcare laws and regulations in the European Union, the UK and other jurisdictions, including national anti-bribery laws of European countries and national rules, regulations, industry self-regulation codes reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as personal data under the General Data Protection Regulation (“GDPR”).
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
If we or our suppliers fail to comply with the FDA’s QSR or the European Union MDR, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.
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
We also maintain a CE Certificate of Conformity for the design and manufacture of our products issued by BSI in the Netherlands, our European Notified Body, in accordance with the MDD and MDR, as applicable to our products. We believe that we are in compliance, in all material respects, with the MDD and MDR, as applicable to our products.
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
Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate or provider’s competing clinical trial. In addition, patients participating in our clinical trials may drop out before completion of the trial or experience adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in any of our clinical trials may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial.
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
New data privacy and information security laws are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020 and requires companies that process personal data on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allow consumers to opt out of certain data sharing with third parties. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became effective on January 1, 2023, expands the compliance requirements and rights available to consumers under the CCPA. The CPRA also establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. As such, the CPRA may require additional compliance investment and potential business process changes in the meantime. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive data privacy laws, and similar laws are being considered in several other states. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any data privacy and information security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive data, such as personal data, confidential patient or consumer information, whether by us, one of our business associates or another third-party, could negatively affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.
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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
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
Our research, development and manufacturing operations involve the use of hazardous substances, and we are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the storage, use, handling, generation, manufacture, treatment, discharge and disposal of hazardous substances. Our products may also contain hazardous substances, and they are subject to laws and regulations relating to labeling requirements and to their sale, collection, recycling, treatment, storage and disposal. Compliance with these laws and regulations may be expensive and noncompliance could result in substantial fines and penalties. Environmental laws and regulations also impose liability for the remediation of releases of hazardous substances into the environment and for personal injuries resulting from exposure to hazardous substances, and they can give rise to substantial remediation costs and to third-party claims, including for property damage and personal injury. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence, and they tend to become more stringent over time, imposing greater compliance costs and increased risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations, or releases of or exposure to hazardous substances, will not occur in the future or have not occurred in the past, including as a result of human error, accidents, equipment failure or other causes. The costs of complying with environmental laws and regulations, and liabilities that may be imposed for violating them, or for remediation obligations or responding to third-party claims, could negatively affect our business, financial condition and results of operations.

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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2024, none of our directors or officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) (a “Rule 10b5-1 trading arrangement”) or (ii) any "non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

4.1	Form of Common Stock Certificate of Pulmonx Corporation.	S-1/A	333-248635	4.1	September 24, 2020

4.2	Amended and Restated Investors’ Rights Agreement by and among Pulmonx Corporation and certain of its Stockholders, dated April 16, 2019.	S-1/A	333-248635	4.2	September 24, 2020

10.1+	Letter Agreement, dated February 20, 2024 by and between Glendon E. French and Pulmonx Corporation	8-K	001-39562	10.1	February 21, 2024

10.2+	Offer Letter, dated February 19, 2024 by and between Steven S. Williamson and Pulmonx Corporation	8-K	001-39562	10.2	February 21, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

PULMONX CORPORATION

Date: May 3, 2024	By:	/s/ Steven S. Williamson
Steven S. Williamson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 3, 2024	By:	/s/ Mehul Joshi
Mehul Joshi
Chief Financial Officer
(Principal Financial and Accounting Officer)