Form 10-Q
period 2024-06-30
Pulmonx Corp
filed 2024-08-02
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2024 there were 39,152,553 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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
ii

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$63,464	$83,547
Restricted cash	257	237
Short-term marketable securities	51,081	33,555
Accounts receivable, net	11,080	12,105
Inventory	16,980	16,743
Prepaid expenses and other current assets	3,297	4,235
Total current assets	146,159	150,422
Long-term marketable securities	—	14,390
Long-term inventory	2,300	2,580
Property and equipment, net	2,830	4,028
Goodwill	2,333	2,333
Intangible assets, net	—	31
Right of use assets	18,490	3,406
Other long-term assets	515	591
Total assets	$172,627	$177,781

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,181	$1,497
Accrued liabilities	11,783	16,234
Income taxes payable	66	93
Deferred revenue	107	104
Short-term debt	93	2,155
Current lease liabilities	1,071	3,074
Total current liabilities	16,301	23,157
Deferred tax liability	118	114
Long-term lease liabilities	17,914	1,106
Long-term debt	37,110	35,089
Total liabilities	71,443	59,466
Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 39,151,861 shares issued and outstanding as of June 30, 2024 and 38,516,383 shares issued and outstanding as of December 31, 2023	39	39
Additional paid-in capital	539,408	526,797
Accumulated other comprehensive income	1,973	2,640
Accumulated deficit	(440,236)	(411,161)
Total stockholders’ equity	101,184	118,315
Total liabilities and stockholders’ equity	$172,627	$177,781
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$20,783	$17,194	$39,637	$31,729
Cost of goods sold	5,476	4,460	10,252	8,406
Gross profit	15,307	12,734	29,385	23,323
Operating expenses
Research and development	5,615	5,710	9,825	9,963
Selling, general and administrative	25,314	23,463	49,718	46,199
Total operating expenses	30,929	29,173	59,543	56,162
Loss from operations	(15,622)	(16,439)	(30,158)	(32,839)
Interest income	1,306	1,410	2,747	2,537
Interest expense	(891)	(864)	(1,774)	(1,435)
Other (expense) income, net	(35)	(162)	380	(54)
Net loss before tax	(15,242)	(16,055)	(28,805)	(31,791)
Income tax expense	84	140	270	264
Net loss	(15,326)	(16,195)	(29,075)	(32,055)
Other comprehensive income (loss)
Currency translation adjustment	40	170	(509)	242
Change in unrealized (losses) gains on marketable securities	(30)	(34)	(158)	139
Total other comprehensive income (loss)	10	136	(667)	381
Comprehensive loss	$(15,316)	$(16,059)	$(29,742)	$(31,674)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.43)	$(0.75)	$(0.85)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,943,066	37,818,256	38,789,548	37,696,001
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at January 1, 2024	38,516,383	$39	$526,797	$2,640	$(411,161)	$118,315
Issuance of common stock upon vesting of restricted stock units	177,610	—	—	—	—	—
Issuance of common stock upon exercise of stock options	28,116	—	57	—	—	57
Issuance of shares pursuant to employee stock purchase plan	90,066	—	808	—	—	808
Stock-based compensation expense	—	—	5,744	—	—	5,744
Currency translation adjustment	—	—	—	(549)	—	(549)
Change in unrealized losses on marketable securities	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(13,749)	(13,749)
Balances at March 31, 2024	38,812,175	39	533,406	1,963	(424,910)	110,498
Issuance of common stock upon vesting of restricted stock units	328,336	—	—	—	—	—
Issuance of common stock upon exercise of stock options	11,350	—	22	—	—	22
Stock-based compensation expense	—	—	5,980	—	—	5,980
Currency translation adjustment	—	—	—	40	—	40
Change in unrealized losses on marketable securities	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(15,326)	(15,326)
Balances at June 30, 2024	39,151,861	$39	$539,408	$1,973	$(440,236)	$101,184

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at January 1, 2023	37,555,565	$38	$502,712	$1,575	$(350,318)	$154,007
Issuance of common stock upon vesting of restricted stock units	66,895	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,006	—	46	—	—	46
Issuance of shares pursuant to employee stock purchase plan	85,210	—	676	—	—	676
Change in shares subject to repurchase	—	—	56	—	—	56
Stock-based compensation expense	—	—	4,764	—	—	4,764
Currency translation adjustment	—	—	—	72	—	72
Change in unrealized gains on marketable securities	—	—	—	173	—	173
Net loss	—	—	—	—	(15,860)	(15,860)
Balances at March 31, 2023	37,730,676	38	508,254	1,820	(366,178)	143,934
Issuance of common stock upon vesting of restricted stock units	222,598	—	—	—	—	—
Issuance of common stock upon exercise of stock options	63,503	—	139	—	—	139
Change in shares subject to repurchase	—	—	47	—	—	47
Repurchase of early exercised common stock options	(106)	—	—	—	—	—
Stock-based compensation expense	—	—	5,891	—	—	5,891
Currency translation adjustment	—	—	—	170	—	170
Change in unrealized losses on marketable securities	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(16,195)	(16,195)
Balances at June 30, 2023	38,016,671	$38	$514,331	$1,956	$(382,373)	$133,952
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(29,075)	$(32,055)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	11,593	10,500
Loss on disposal of fixed assets	—	1
Impairment of capitalized software development costs	1,717	—
Change in allowance for credit losses	40	(1)
Inventory write-downs	284	380
Depreciation and amortization expense	823	846
Amortization of debt discount and debt issuance costs	30	22
Net accretion of discounts on marketable securities	(871)	(437)
Non-cash lease expense	1,211	1,324
Net changes in operating assets and liabilities:
Accounts receivable	792	(184)
Inventory	(672)	(267)
Prepaid expenses and other current assets	622	25
Other assets	66	17
Accounts payable	1,630	350
Accrued liabilities	(4,246)	501
Income taxes payable	(22)	19
Lease liabilities	(1,492)	(1,550)
Deferred revenue	5	(26)
Net cash used in operating activities	(17,565)	(20,535)
Cash flows from investing activities
Purchases of investments	(20,837)	(25,624)
Maturities of investments	18,415	25,500
Purchases of property and equipment and internal software development costs	(920)	(115)
Net cash used in investing activities	(3,342)	(239)
Cash flows from financing activities
Proceeds from borrowing under term loan	—	20,000
Repayment of credit agreement	(46)	(47)
Proceeds from exercise of common stock options	80	183
Proceeds from issuance of common stock under the employee stock purchase plan	808	676
Net cash provided by financing activities	842	20,812
Effect of exchange rate changes on cash and cash equivalents	2	42
Net (decrease) increase in cash, cash equivalents, and restricted cash	(20,063)	80
Cash, cash equivalents, and restricted cash at beginning of the period	83,784	101,967
Cash, cash equivalents, and restricted cash at end of the period	$63,721	$102,047
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$63,464	$101,581
Restricted cash	257	466
Cash, cash equivalents, and restricted cash in consolidated balance sheets	$63,721	$102,047

Supplemental non-cash items:
Lapse in repurchase rights of common stock	$—	$103
Purchases of property and equipment in accounts payable and accrued liabilities	$169	$450
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$276	$206
Cash paid for interest	$1,778	$1,235

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.    Formation and Business of the Company
The Company
Pulmonx Corporation (the “Company”) was incorporated in the state of California in December 1995 as Pulmonx and reincorporated in the state of Delaware in December 2013. The Company is a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”). The Company’s solution, which is comprised of the Zephyr Endobronchial Valve (“Zephyr Valve”), the Chartis Pulmonary Assessment System (“Chartis System”) and the StratX Lung Analysis Platform (“StratX Platform”, which is called the LungTraX Platform in the United States), is designed to treat a broad pool of patients for whom medical management has reached its limits and either do not want or are ineligible for surgical approaches. The Company has subsidiaries in Germany, Switzerland, Australia, the United Kingdom, Italy, France, Hong Kong and Japan.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $440.2 million as of June 30, 2024. During the six months ended June 30, 2024 and June 30, 2023, the Company used $17.6 million and $20.5 million of cash in its operating activities, respectively. As of June 30, 2024, the Company had cash, cash equivalents and marketable securities of $114.5 million. Historically, the Company’s activities have been financed through the sale of equity securities, debt financing arrangements and sales of its products.
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
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and June 30, 2023, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

conjunction with the audited financial statements as of and for the fiscal year ended December 31, 2023 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 27, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2024 and condensed consolidated results of operations for the three and six months ended June 30, 2024 and June 30, 2023 and condensed consolidated cash flows for the six months ended June 30, 2024 and June 30, 2023 have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2024.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of June 30, 2024 and December 31, 2023, the Company also had cash on deposit with foreign banks of approximately $5.7 million and $4.7 million, respectively, that was not federally insured.
The Company earns revenue primarily from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the six months ended June 30, 2024 and June 30, 2023. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. As of June 30, 2024 and December 31, 2023, no customer accounted for more than 10% of accounts receivable. For the three and six months ended June 30, 2024 and June 30, 2023, no customer accounted for more than 10% of revenue.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and was less than $0.1 million and $0.2 million during the three months ended June 30, 2024 and June 30, 2023, respectively, and $(0.5) million and $0.2 million during the six months ended June 30, 2024 and June 30, 2023, respectively.
Foreign currency transaction gains and losses are included in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss and was less than $(0.1) million and $(0.2) million during the three months ended June 30, 2024 and June 30, 2023, respectively, and $0.3 million and $(0.2) million during the six months ended June 30, 2024 and June 30, 2023, respectively.
Credit Losses—Accounts Receivable
Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. As of June 30, 2024 and December 31, 2023, accounts receivable is presented net of an allowance for credit losses of less than $0.1 million and $0, respectively.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,191	$—	$—	$6,191
Total cash equivalents	$6,191	$—	$—	$6,191
Marketable securities:
U.S. Government agency bonds	$8,565	$19,686	$—	$28,251
Corporate debt securities	—	2,929	—	2,929
Commercial paper	—	19,901	—	19,901
Total marketable securities	8,565	42,516	—	51,081
Total financial assets	$14,756	$42,516	$—	$57,272

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,129	$—	$—	$25,129
Total cash equivalents	$25,129	$—	$—	$25,129
Marketable securities:
U.S. Government agency bonds	$5,798	$29,466	$—	$35,264
Commercial paper	—	12,681	—	12,681
Total marketable securities	5,798	42,147	—	47,945
Total financial assets	$30,927	$42,147	$—	$73,074
There were no liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2024 and December 31, 2023.
The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$28,304	$(53)	$—	$28,251
Corporate debt securities	2,932	(3)	—	2,929
Commercial paper	19,918	(19)	2	19,901
Total	$51,154	$(75)	$2	$51,081

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$35,194	$(26)	$96	$35,264
Commercial paper	12,667	(1)	15	12,681
Total	$47,861	$(27)	$111	$47,945
The following table summarizes the marketable securities with unrealized losses as of June 30, 2024 and December 31, 2023, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency bonds	$25,260	$(42)	$2,991	$(11)	$28,251	$(53)
Corporate debt securities	2,929	(3)	—	—	2,929	(3)
Commercial paper	11,219	(19)	—	—	11,219	(19)
Total	$39,408	$(64)	$2,991	$(11)	$42,399	$(75)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency bonds	$11,888	$(23)	$1,745	$(3)	$13,633	$(26)
Commercial paper	996	(1)	—	—	996	(1)
Total	$12,884	$(24)	$1,745	$(3)	$14,629	$(27)
The unrealized losses for marketable securities relate to changes in interest rates. No allowance for credit losses was recorded as of June 30, 2024 and December 31, 2023, and no impairment losses were recognized for the three and six months ended June 30, 2024 and June 30, 2023.
Accrued interest receivable on marketable securities of $0.2 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively, is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the three and six months ended June 30, 2024 and June 30, 2023.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	June 30, 2024
	Amortized Cost	Fair Value
Due within one year	$51,154	$51,081
Due in one year to five years	—	—
Total	$51,154	$51,081

5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Cash	$57,273	$58,418
Cash equivalents:
Money market funds	6,191	25,129
Total cash and cash equivalents	$63,464	$83,547
Inventory
Inventory consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$3,032	$2,924
Work in process	387	427
Finished goods	15,861	15,972
Total inventory	$19,280	$19,323
Reported as:
Inventory	$16,980	$16,743
Long-term inventory	2,300	2,580
Total inventory	$19,280	$19,323

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid expenses	$1,996	$1,910
Prepaid insurance	424	906
VAT and other receivable	700	915
Other current assets	177	504
Total prepaid expenses and other current assets	$3,297	$4,235
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of June 30, 2024 and December 31, 2023, the Company has capitalized less than $0.1 million and $0.1 million in implementation costs, net of amortization, respectively. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three years. As of June 30, 2024, the capitalized costs of less than $0.1 million were included in prepaid expenses and other current assets. Amortization expense, which was included in selling, general and administrative expenses, was less than $0.1 million and $0.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Machinery and equipment	$2,352	$2,271
Computer equipment and software	2,476	1,872
Furniture and fixtures	295	264
Leasehold improvements	2,277	2,277
Construction in progress	1,002	2,199
Total	8,402	8,883
Less: accumulated depreciation	(5,572)	(4,855)
Property and equipment, net	$2,830	$4,028
In the second quarter of 2024, the Company recorded a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge was recorded in research and development expenses on the Company’s condensed consolidated statements of operations and comprehensive loss. This impairment charge was primarily driven by the Company’s strategic decision to adopt a more cost-efficient solution in place of completing the development of the internally developed software.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Depreciation expense was $0.3 million for each of the three months ended June 30, 2024 and June 30, 2023. Depreciation expense was $0.7 million for each of the six months ended June 30, 2024 and June 30, 2023.
Goodwill
Goodwill was $2.3 million as of June 30, 2024 and December 31, 2023. There were no acquisitions or dispositions of goodwill in the six months ended June 30, 2024 and June 30, 2023. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through June 30, 2024, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the six months ended June 30, 2024.
Intangible Assets
Amortization expense relating to intangibles was $0 and less than $0.1 million during each of the three months ended June 30, 2024 and June 30, 2023, respectively. Amortization expense relating to intangibles was less than $0.1 million and $0.1 million during each of the six months ended June 30, 2024 and June 30, 2023, respectively. The intangible assets were fully amortized as of June 30, 2024.
Intangible assets as of December 31, 2023 consist of the following (in thousands):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,630)	$28
Trademarks	191	(188)	3
Total intangible assets	$1,849	$(1,818)	$31
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued employee bonuses and commissions	$3,682	$7,875
Accrued vacation	2,579	2,400
Other accrued personnel related expenses	2,298	2,859
Accrued professional fees	2,003	1,705
Sales taxes, franchise tax and VAT	772	763
Other	449	632
Total accrued liabilities	$11,783	$16,234
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
In October 2022, the Company entered into a Third Amendment to the Amended and Restated CIBC Agreement (the “Third Amendment”) with CIBC, which amended certain provisions of the CIBC Loan. The amendment provided the option to draw up to an additional $20.0 million (“Amended Tranche B”) on or prior to October 31, 2023, which can be drawn in increments of at least $5.0 million. Upon request by the Company, CIBC may, in its sole discretion, make additional term loans of up to $10.0 million (“Amended Tranche C”) at any time. The Third Amendment extended the maturity date of the CIBC Loan from February 20, 2025 to October 31, 2027 and provided for a new interest-only period of 24 months from the signing date of the Third Amendment, with the possibility of an additional extension of such interest only period of up to 12 months, subject to satisfaction of certain conditions set forth in the Third Amendment. The Company paid a commitment fee of less than $0.1 million in connection with the Third Amendment. The amendment was accounted for as a debt modification and no gain or loss was recognized.
In February 2023, the Company drew $20.0 million of the Amended Tranche B which has the same interest rate and repayment terms as Tranche A of the CIBC Loan.
In May 2024, as a result of the Company satisfying certain conditions set forth in the Third Amendment, the Company extended the interest-only period of the CIBC Loan from 24 months to 36 months. Principal repayment will begin in November 2025. There was no change to the loan interest rate, maturity date, or other terms of the loan.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Upon draw of the Amended Tranche B, the financial covenants in the Amended and Restated CIBC Agreement require that, when the cash and cash equivalents of the Company as defined in the Amended and Restated CIBC Agreement is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to the greater of $20.0 million and the Adjusted EBITDA loss as defined in the Amended and Restated CIBC Agreement for the six-month period ending on any date of determination. As of June 30, 2024, the Company was in compliance with all covenants contained in Amended and Restated CIBC Agreement.
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
As of June 30, 2024, the CIBC Loan had an annual effective interest rate of 10.1% per year.
The CIBC Loan consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Term loan	$37,000	$37,000
Less: debt issuance costs	(121)	(152)
Term loan	$36,879	$36,848
Reported as:
Short-term debt	$—	$2,056
Long-term debt	36,879	34,792
Total term loan	$36,879	$36,848
The Company paid $0.5 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the three months ended June 30, 2024 and June 30, 2023, the Company recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million and less than $0.1 million, respectively. During the six months ended June 30, 2024 and June 30, 2023, the Company recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan was $0.9 million during each of the three months ended June 30, 2024 and June 30, 2023. Interest expense on the CIBC Loan was $1.8 million and $1.4 million during the six months ended June 30, 2024 and June 30, 2023, respectively.
Credit Agreement
In May 2020, Pulmonx International Sàrl, a wholly owned subsidiary of the Company, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program designed to mitigate the economic impact of the spread of the coronavirus. The COVID-19 Credit Agreement bore no interest through March 31, 2023. Beginning April 1, 2023, the COVID-19 Credit Agreement bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. Interest expense was

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

immaterial during the three and six months ended June 30, 2024 and June 30, 2023. As of June 30, 2024, Pulmonx International Sàrl has repaid $0.2 million to the lender.
Contractual Maturities of Financing Obligations
As of June 30, 2024, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2024 (remaining six months)	$1,821
2025	6,675
2026	21,005
2027	16,177
Total	45,678
Less: unamortized debt discount	(121)
Less: interest	(8,354)
Term loan and credit agreement	$37,203
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively. The deferred revenue as of December 31, 2023 of $0.1 million was recognized as revenue during the six months ended June 30, 2024. The deferred revenue as of December 31, 2022 of $0.1 million was recognized as revenue during the six months ended June 30, 2023.
The Company disaggregates its revenue by major geographic region, which has been disclosed in Note 12, “Segment Information.”
8.    Commitments and Contingencies
Leases
The Company has a lease for its headquarters location in Redwood City, California, which consists of approximately 24,591 square feet of office space (the “existing premises”) and was scheduled to expire on July 31, 2025 (the “Office Lease”). The Company leases additional facilities in Redwood City, California, under a sublease agreement, which consist of approximately 25,254 square feet of office space (the “expansion premises”) and was scheduled to expire on September 30, 2024 (the “Sublease”).
In May 2024, the Company entered into a third amendment to Sublease (the “Third Amendment to Sublease”) to extend the lease term of the expansion premises through May 31, 2028. The Third Amendment to Sublease contains a rent-free period between November 1, 2024 and February 28, 2025, after which rent is approximately $0.1 million per month and is subject to an annual increase of approximately 3%.
The Company also entered into a third amendment to Office Lease (the “Third Amendment to Office Lease”) to extend the lease term of the existing premises through July 31, 2035. The Third Amendment to Office Lease contains a rent-free period between August 1, 2025 and November 30, 2025, after which rent is approximately $0.1 million per month and is subject to an annual increase of approximately 3.5%. Additionally, under the Third Amendment to Office Lease, the Company and the landlord have agreed to expand the existing premises to include the expansion premises, effective as of June 1, 2028, through July 31, 2035 (conterminous with the existing

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

premises as referenced above). Commencing on June 1, 2028, the monthly base rent for the expansion premises will be $0.1 million per month and is subject to an annual increase of approximately 3.5%.
Under the Third Amendment to Office Lease, the Company has two options to extend the lease term on the leased premises for a period of five years, respectively. The Company did not include the renewal options in the lease terms for calculating lease liability, as it was not reasonably certain that the Company will exercise these renewal options. The amendments were accounted for as modifications that resulted in additional right of use assets in exchange for lease liabilities of $16.3 million.
In 2013, the Company entered into a five-year lease for office facilities in Switzerland. The Company had an option to extend the lease through January 2022, which was not exercised by the Company. Per the lease terms, in the event the option to extend is not exercised, the lease remains in force and can be terminated with 12-months’ notice. In June 2024, with the intention of seeking other premises, the Company provided notice to the landlord to terminate the lease, effective June 30, 2025.
As of June 30, 2024, the Company has leases on fourteen vehicles with an average lease term of 3.0 years.
Operating lease cost consists of the following (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating lease cost	$1,538	$1,442
Short-term lease cost	20	18
Variable lease cost	387	320
Total lease cost	$1,945	$1,780
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of June 30, 2024 (in thousands):

Fiscal Year Ending December 31,	Amount
2024 (remaining six months)	$1,573
2025	2,176
2026	2,569
2027	2,611
2028	2,729
Thereafter	20,624
Total minimum lease payments	32,282
Less: Amount of lease payments representing interest	13,297
Present value of future minimum lease payments	$18,985
Less: Current lease liabilities	1,071
Long-term lease liabilities	$17,914

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	June 30,	December 31,
	2024	2023
Right of use asset	$18,490	$3,406
Weighted average remaining lease term (years)	10.99	1.35
Weighted average discount rate	10.5%	6.7%
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$1,821	$1,748
Right-of-use assets obtained in exchange for lease liabilities	$16,360	$224
Service Agreement
In April 2022, the Company entered into an agreement with a service provider which requires total minimum purchases of $0.6 million, $0.4 million, and $0.4 million over a three-year period. From inception of the agreement through June 30, 2024, the Company recorded $1.2 million of expense for services related to this agreement in cost of goods sold. In June 2024, the Company amended the agreement with the service provider, which eliminated the minimum purchase obligations.
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
9.    Income Taxes
The income tax expense for the three months ended June 30, 2024 and June 30, 2023 was $0.1 million and $0.1 million, respectively. The income tax expense for the six months ended June 30, 2024 and June 30, 2023 was $0.3 million and $0.3 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, and non-recognition of US tax benefit because of a full valuation allowance against US deferred tax assets.
The income tax expense for the six months ended June 30, 2024 and June 30, 2023 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
10.    Stockholders’ Equity
Common Stock
As of June 30, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Company’s board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
In March and May 2024, the Company granted stock-based awards outside of the existing stock plans to its new Chief Executive Officer and new Chief Financial Officer, respectively. These awards were granted as a material inducement for accepting employment with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement awards consisted of a total of 997,681 shares of the Company’s common stock, which includes an aggregate of 331,156 shares of common stock issuable upon the vesting of restricted stock unit awards and 666,525 shares of common stock issuable upon the exercise of nonqualified stock option grants generally subject to the same terms and conditions as grants that are made under the 2020 Equity Incentive Plan.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	June 30,	December 31,
	2024	2023
Common stock options issued and outstanding	3,766,402	3,142,981
Common stock restricted stock units issued and outstanding	3,197,736	2,244,903
Common stock available for future grants	2,951,051	2,541,438
Common stock available for employee stock purchase plan	1,731,920	1,436,823
Total	11,647,109	9,366,145

Stock Option Plan
A summary of stock option activity for the existing stock plans and the inducement awards for the six months ended June 30, 2024 is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2024	3,142,981	$16.40
Options granted	895,125	9.09
Options exercised	(39,466)	2.02
Options canceled	(232,238)	21.85
Balance, June 30, 2024	3,766,402	$14.48

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The aggregate intrinsic value of options outstanding as of June 30, 2024 was $3.7 million.

	June 30, 2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested and exercisable	1,954,036	$15.32	6.45
Options vested and expected to vest	3,766,402	$14.48	7.64
Total aggregate intrinsic value of options vested and exercisable as of June 30, 2024 was $3.5 million.
Restricted Stock Units
A summary of restricted stock units activity for the existing stock plans and the inducement awards for the six months ended June 30, 2024 is set forth below:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2024	2,244,903	$15.74
Granted	1,705,208	8.89
Vested	(505,946)	16.10
Canceled	(246,429)	14.75
Unvested, June 30, 2024	3,197,736	$12.11
The aggregate intrinsic value of restricted stock units outstanding as of June 30, 2024 was $20.3 million.
The fair value as of the respective vesting dates of restricted stock units that vested during the three months ended June 30, 2024 and June 30, 2023 was $2.6 million and $2.7 million, respectively. The fair value as of the respective vesting dates of restricted stock units that vested during the six months ended June 30, 2024 and June 30, 2023 was $4.2 million and $3.5 million, respectively.
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$435	$391	$816	$614
Research and development	714	760	1,487	1,326
Selling, general and administrative	4,771	4,711	9,290	8,560
Total	$5,920	$5,862	$11,593	$10,500
The above stock-based compensation expense related to the following equity-based awards (in thousands):

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options and restricted stock units	$5,818	$5,799	$11,299	$10,339
Employee stock purchase plan	102	63	294	161
Total	$5,920	$5,862	$11,593	$10,500
Stock-based compensation of $0.5 million and $0.4 million was capitalized into inventory for the three months ended June 30, 2024 and June 30, 2023, respectively. Stock-based compensation of $0.9 million and $0.8 million was capitalized into inventory for the six months ended June 30, 2024 and June 30, 2023, respectively. Stock-based compensation capitalized in prior periods of $0.4 million and $0.4 million was recognized as cost of sales in the three months ended June 30, 2024 and June 30, 2023, respectively. Stock-based compensation capitalized in prior periods of $0.8 million and $0.6 million was recognized as cost of sales in the six months ended June 30, 2024 and June 30, 2023, respectively.
As of June 30, 2024, there was $50.6 million of unrecognized compensation costs related to unvested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.7 years.
As of June 30, 2024, the Company had unrecognized stock-based compensation relating to the employee stock purchase plan of less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.
Stock Modification
In February 2024, the Company’s former Chief Executive Officer, Glendon French, resigned as President and Chief Executive Officer, effective as of March 15, 2024. Following this date, Mr. French continued as a full-time employee of the Company in the capacity of Senior Advisor to the new President and Chief Executive Officer until May 1, 2024, when his employment ceased. Thereafter, Mr. French has continued to serve as a member of the Company’s board of directors, and his outstanding equity awards have continued to vest in accordance with their terms, subject to his continued service to the Company as a member of the board of directors.
The Company evaluated the change in status in accordance with ASC 718 and determined that there was a modification to the unvested awards expected to vest after March 15, 2024. The total stock-based compensation expense related to the modification, evaluated as of the modification date, was $6.3 million, to be recognized over the remaining vesting periods. The Company recorded $0.7 million and $1.1 million in stock-based compensation expenses related to the modification for the three and six months ended June 30, 2024.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders	$(15,326)	$(16,195)	$(29,075)	$(32,055)
Denominator
Weighted-average common stock outstanding	38,943,110	37,846,019	38,789,609	37,738,775
Less: weighted-average common shares subject to repurchase	(44)	(27,763)	(61)	(42,774)
Weighted-average common shares used to compute basic and diluted net loss per share	38,943,066	37,818,256	38,789,548	37,696,001
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.43)	$(0.75)	$(0.85)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30
	2024	2023
Options to purchase common stock	3,766,402	3,201,912
Unvested restricted stock units	3,197,736	2,556,721
Unvested early exercised common stock options	23	20,055
Shares committed under employee stock purchase plan	51,487	49,220
Total	7,015,648	5,827,908

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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$13,881	$11,022	$26,750	$20,359
Europe, Middle-East and Africa (“EMEA”)	5,961	5,312	11,077	9,843
Asia Pacific	802	792	1,500	1,388
Other International	139	68	310	139
Total	$20,783	$17,194	$39,637	$31,729
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2024	2023
United States	$2,736	$3,962
EMEA	45	54
Asia Pacific	49	12
Total	$2,830	$4,028

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
In June 2018, we received pre-market approval (“PMA”) by the U.S. Food and Drug Administration (“FDA”) as a result of our breakthrough technology designation. The Zephyr Valve is commercially available in numerous countries globally. We have established reimbursement in major markets in North America, Europe and Asia Pacific and the Zephyr Valve has been included in treatment guidelines for COPD worldwide.
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high-volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. We employ both direct and distributor-based sales models, with 97% of our revenue generated in markets where we sell directly for the six months ended June 30, 2024.
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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $20.8 million, with a gross margin of 73.7% and a net loss of $15.3 million, for the three months ended June 30, 2024 compared to revenue of $17.2 million, with a gross margin of 74.1% and a net loss of $16.2 million, for the three months ended June 30, 2023. For the six months ended June 30, 2024, we generated revenue of $39.6 million, with a gross margin of 74.1% and a net loss of $29.1 million, compared to revenue of $31.7 million, with a gross margin of 73.5% and a net loss of $32.1 million, for the six months ended June 30, 2023. As of June 30, 2024, we had an accumulated deficit of $440.2 million, cash, cash equivalents and marketable securities of $114.5 million, and $37.2 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
We have invested heavily in product development. Our research and development activities have been centered on driving continuous improvements to our solution. We have also made significant investments in clinical studies to demonstrate the safety and efficacy of the Zephyr Valve and to support regulatory submissions. We intend to continue to make significant investments in our sales and marketing organization throughout the United States, Europe and Asia Pacific. We have made, and intend to continue to make, investments in research and development efforts to develop our next generation products and support our future regulatory submissions to increase our addressable market and to expand indications and new markets. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require substantial additional funding, which may include future equity and debt financings.
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

In addition, we are continuing to invest in the accuracy and features of our patient assessment tools. Moreover, we continue to make progress with our CONVERT II pivotal trial of AeriSeal, a potential product in development for the treatment of severe emphysema patients who are not qualified for Zephyr Valve treatment due to excessive collateral ventilation.
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
Components of Our Results of Operations
Revenue
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The StratX Platform, which is used to identify patients eligible for treatment with Zephyr Valves, does not independently generate any revenue for us. No single customer accounted for more than 10% of our revenue during the six months ended June 30, 2024 and June 30, 2023.
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
Research and Development Expenses
Our research and development activities primarily consist of engineering and research programs associated with our products under development and improvements to our existing products. Research and development expenses include payroll and personnel-related costs for our research and development employees, including expenses related to stock-based compensation, consulting services, clinical trial expenses, prototyping, testing, laboratory supplies, impairment charges associated with capitalized internally developed software, and an allocation of facility overhead costs. Our clinical trial expenses, such as those related to our AeriSeal clinical development program, include costs associated with clinical trial design, clinical trial site development and study costs, data management costs, related travel expenses and the cost of products used for clinical activities. We expense research and development costs as they are incurred. We expect our research and development expenses, including related stock-based compensation expense, to increase in absolute dollars as we hire additional personnel to develop new product offerings and product enhancements.
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
Other (Expense) Income, Net
Other (expense) income, net primarily consists of foreign currency exchange gains and losses.

Results of Operations:
Comparison of the Three Months Ended June 30, 2024 and June 30, 2023
The following table summarizes our results of operations for the period indicated:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue	$20,783	$17,194	$3,589	20.9%
Costs of goods sold	5,476	4,460	1,016	22.8%
Gross profit	15,307	12,734	2,573	20.2%
Operating expenses:
Research and development	5,615	5,710	(95)	(1.7)%
Selling, general and administrative	25,314	23,463	1,851	7.9%
Total operating expenses	30,929	29,173	1,756	6.0%
Loss from operations	(15,622)	(16,439)	817	(5.0)%
Interest income	1,306	1,410	(104)	(7.4)%
Interest expense	(891)	(864)	(27)	3.1%
Other (expense) income, net	(35)	(162)	127	(78.4)%
Net loss before tax	(15,242)	(16,055)	813	(5.1)%
Income tax expense	84	140	(56)	(40.0)%
Net loss	$(15,326)	$(16,195)	$869	(5.4)%
Revenue
Revenue increased by $3.6 million, or 20.9%, to $20.8 million during the three months ended June 30, 2024, compared to $17.2 million during the three months ended June 30, 2023. The sale of products in the United States increased by $2.9 million to $13.9 million during the three months ended June 30, 2024, compared to $11.0 million for the three months ended June 30, 2023. The sale of products in international markets increased by $0.7 million to $6.9 million during the three months ended June 30, 2024, compared to $6.2 million for the three months ended June 30, 2023. The increase in revenue was primarily attributable to the continued growth of Zephyr Valve procedure volumes in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.0 million, or 22.8%, to $5.5 million during the three months ended June 30, 2024, compared to $4.5 million during the three months ended June 30, 2023. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin was 73.7% during the three months ended June 30, 2024, compared to 74.1% during the three months ended June 30, 2023.
Research and Development Expenses
Research and development expenses decreased by $0.1 million, or 1.7%, to $5.6 million during the three months ended June 30, 2024, compared to $5.7 million during the three months ended June 30, 2023. The decrease in research and development expense was primarily due to a decrease of $1.0 million in services and other expenses in support of product development, a decrease of $0.5 million in costs associated with our clinical trials, including fees paid to clinical research organizations, and a decrease of $0.3 million in personnel related expenses including stock-

based compensation. These decreases were offset by a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs recorded in the second quarter of 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.9 million, or 7.9%, to $25.3 million during the three months ended June 30, 2024, compared to $23.5 million during the three months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily due to an increase of $1.1 million in advertising and marketing related expenses, an increase of $0.4 million in global travel and conference related expenses, and an increase of $0.3 million in payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel.
Interest Expense and Income
Interest expense was $0.9 million during each of the three months ended June 30, 2024 and June 30, 2023. Interest income decreased by $0.1 million to $1.3 million during the three months ended June 30, 2024 compared to $1.4 million during the three months ended June 30, 2023, primarily as a result of lower returns on cash, cash equivalents and marketable securities balances.
Other (Expense) Income, Net
Other (expense) income, net was less than ($0.1) million during the three months ended June 30, 2024 and ($0.2) million during the three months ended June 30, 2023, primarily due to foreign currency exchange losses.
Comparison of the Six Months Ended June 30, 2024 and June 30, 2023
The following table summarizes our results of operations for the period indicated:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue	$39,637	$31,729	$7,908	24.9%
Costs of goods sold	10,252	8,406	1,846	22.0%
Gross profit	29,385	23,323	6,062	26.0%
Operating expenses:
Research and development	9,825	9,963	(138)	(1.4)%
Selling, general and administrative	49,718	46,199	3,519	7.6%
Total operating expenses	59,543	56,162	3,381	6.0%
Loss from operations	(30,158)	(32,839)	2,681	(8.2)%
Interest income	2,747	2,537	210	8.3%
Interest expense	(1,774)	(1,435)	(339)	23.6%
Other (expense) income, net	380	(54)	434	(803.7)%
Net loss before tax	(28,805)	(31,791)	2,986	(9.4)%
Income tax expense	270	264	6	2.3%
Net loss	$(29,075)	$(32,055)	$2,980	(9.3)%
Revenue
Revenue increased by $7.9 million, or 24.9%, to $39.6 million during the six months ended June 30, 2024, compared to $31.7 million during the six months ended June 30, 2023. The sale of products in the United States increased by $6.4 million to $26.8 million during the six months ended June 30, 2024, compared to $20.4 million during the six months ended June 30, 2023. The sale of products in international markets increased by $1.5 million to $12.9 million during the six months ended June 30, 2024, compared to $11.4 million for the six months ended June 30, 2023. The increase in revenue reflects continued growth of Zephyr Valve procedure volumes in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.8 million, or 22.0%, to $10.3 million during the six months ended June 30, 2024, compared to $8.4 million during the six months ended June 30, 2023. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin was 74.1% during the six months ended June 30, 2024, compared to 73.5% during the six months ended June 30, 2023.
Research and Development Expenses
Research and development expenses decreased by $0.1 million, or 1.4%, to $9.8 million during the six months ended June 30, 2024, compared to $10.0 million during the six months ended June 30, 2023. The decrease in research and development expense was primarily due to a decrease of $1.2 million in services and other expenses in support of product development, and a decrease of $0.7 million in costs associated with our clinical trials, including fees paid to clinical research organizations. These decreases were offset by a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs recorded in the second quarter of 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.5 million, or 7.6%, to $49.7 million during the six months ended June 30, 2024, compared to $46.2 million during the six months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily due to an increase of $1.4 million in payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, an increase of $1.3 million in advertising and marketing related expenses, an increase of $0.6 million in global travel and conference related expenses, and an increase of $0.3 million in legal and other professional expenses. These increases were offset by a decrease of $0.4 million in insurance costs.
Interest Expense and Income
Interest expense increased by $0.4 million to $1.8 million during the six months ended June 30, 2024 compared to $1.4 million during the six months ended June 30, 2023 due to higher outstanding debt principal and higher interest rates. Interest income increased by $0.2 million to $2.7 million during the six months ended June 30, 2024 compared to $2.5 million during the six months ended June 30, 2023, primarily as a result of higher returns on cash, cash equivalents and marketable securities balances.
Other (Expense) Income, Net
Other (expense) income, net increased by $0.5 million to $0.4 million income during the six months ended June 30, 2024, compared to $(0.1) million expense during the six months ended June 30, 2023, primarily due to foreign currency exchange gains.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through our initial public offering, private placements of equity securities, debt financing arrangements and sales of our products. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $114.5 million, an accumulated deficit of $440.2 million, and $37.2 million outstanding under the CIBC Loan and Credit Agreement, net of debt discount and debt issuance costs.

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
In October 2022, we entered into a Third Amendment to the Amended and Restated CIBC Agreement (the “Third Amendment”), which, among other things, extended the maturity date to October 31, 2027; provided a commitment for a new $20.0 million tranche of term loans that may be drawn at our option through October 31, 2023, subject to the satisfaction of certain conditions; and provided for a new interest only period of 24 months from the signing date of the Third Amendment, with the possibility of an additional extension of such interest only period of up to 12 months, subject to satisfaction of certain conditions.
In February 2023, we drew $20.0 million of the Amended Tranche B which has the same interest rate and repayment terms as Tranche A of the CIBC Loan.
In May 2024, as a result of us satisfying certain conditions set forth in the Third Amendment, we extended the interest-only period of the CIBC Loan from 24 months to 36 months. Principal repayment will begin in November 2025. There was no change to the loan interest rate, maturity date, or other terms of the loan.
The loans provided under the Amended and Restated CIBC Agreement bear interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The loans are collateralized by substantially all of our assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. We may prepay the loans, subject to certain conditions, including a prepayment fee equal to 2.0% of the principal amount prepaid during the first year after the effective date of the Third Amendment or 1.0% of the principal amount prepaid during the second year after the effective date of the Third Amendment. The Amended and Restated CIBC Agreement contains financial covenants that require us to maintain minimum cash and minimum revenue amounts, and the Amended and Restated CIBC Agreement contains other customary restrictive covenants, representations and warranties, events of default and other customary terms and conditions.
We paid $0.5 million fees to the lender and third parties which is reflected as a discount on the loans provided under the Amended and Restated CIBC Agreement and is being accreted over the life of the loan using the effective interest method. During the three months ended June 30, 2024 and June 30, 2023, we recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million and less than $0.1 million, respectively. During the six months ended June 30, 2024 and June 30, 2023, we recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan was $0.9 million during each of the three months ended June 30, 2024 and June 30, 2023. Interest expense on the CIBC Loan was $1.8 million and $1.4 million during the six months ended June 30, 2024 and June 30, 2023, respectively.
Credit Agreement
In May 2020, Pulmonx International Sàrl, our wholly owned subsidiary, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program designed to mitigate the economic impact of the spread of the coronavirus. The COVID-19 Credit Agreement bore no interest through March 31, 2023. Beginning April 1, 2023, the loan bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. As of June 30, 2024, Pulmonx International Sàrl has repaid $0.2 million to the lender.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,565)	$(20,535)
Investing activities	(3,342)	(239)
Financing activities	842	20,812
Effect of exchange rate changes on cash and cash equivalents	2	42
Net (decrease) increase in cash and cash equivalents	$(20,063)	$80
Cash Flows from Operating Activities
Net cash used in operating activities was $17.6 million for the six months ended June 30, 2024. Cash used in operating activities was primarily a result of the net loss of $29.1 million, a decrease in accrued liabilities of $4.2 million due to payment of incentive compensation expense associated with the achievement of performance objectives, a decrease in lease liabilities of $1.5 million due to lease payments, amortization of premiums and discounts on marketable securities of $0.9 million, and an increase in inventory of $0.7 million due to continued production to build inventory to meet projected increase in sales and to protect against potential supply interruptions. This is partially offset by stock-based compensation expense of $11.6 million, a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs recorded in the second quarter of 2024, an increase in accounts payable of $1.6 million due to timing of payments to our vendors, non-cash lease expense of $1.2 million, depreciation and amortization expense of $0.8 million, a decrease in accounts receivable of $0.8 million due to the timing of payments from our customers, and a decrease in prepaid expenses and other current assets of $0.6 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities in the six months ended June 30, 2024 was $3.3 million, consisting of purchases of marketable securities of $20.8 million and purchases of property and equipment of $0.9 million, offset by proceeds from maturities of marketable securities of $18.4 million.
Net cash used in investing activities in the six months ended June 30, 2023 was $0.2 million, consisting of purchases of marketable securities of $25.6 million and purchases of property and equipment of $0.1 million partially offset by proceeds from maturities of marketable securities of $25.5 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2024 was $0.8 million, consisting of proceeds from the issuance of common stock under the employee stock purchase plan of $0.8 million and proceeds from the exercise of common stock options of $0.1 million, offset by repayment of debt under the Credit Agreement of less than $0.1 million.
Net cash provided by financing activities in the six months ended June 30, 2023 of $20.8 million primarily relates to proceeds of $20.0 million from borrowing under the Amended and Restated CIBC Agreement, proceeds from issuance of common stock under the employee stock purchase plan of $0.7 million and proceeds from exercise of common stock options of $0.2 million.
Material Cash Requirements
Our net cash operating expenditures were $17.6 million in the six months ended June 30, 2024 and $20.5 million in the six months ended June 30, 2023. We intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $0.9 million and $0.1 million in the six months ended June 30, 2024 and June 30, 2023, respectively, and we expect to maintain the level of expenditures in the future to support our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $32.3 million as of June 30, 2024, with $2.9 million expected to be paid within the next 12 months, and amounts related to future short-term and long-term debt which totaled $37.2 million, with $3.6 million due within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
In May 2024, we entered into a Third Amendment to Office Lease and a Third Amendment to Sublease to extend the lease terms of our lease premises located in Redwood City, California through July 31, 2035. See Note 8, Commitments and Contingencies, to our condensed consolidated financial statements for more information.
As of June 30, 2024, we had cash, cash equivalents and marketable securities of $114.5 million. Based on our current planned operations, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the six months ended June 30, 2024. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, sales of our products, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2024, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $63.5 million as of June 30, 2024, which consist of cash and money market funds. We held cash in foreign banks of approximately $5.7 million as of June 30, 2024 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $36.9 million under the CIBC Agreement with an annual effective interest rate of 10.1% as of June 30, 2024. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 32.5% and 35.8% of our total revenue for the six months ended June 30, 2024 and June 30, 2023, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the six months ended June 30, 2024 by approximately $1.3 million and $1.0 million, respectively, with a net impact of $0.3 million on our net loss. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the six months ended June 30, 2023 by approximately $1.1 million and $0.9 million, respectively, with a net impact of $0.2 million on our net loss. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception. For the six months ended June 30, 2024 and June 30, 2023, we had net losses of $29.1 million and $32.1 million, respectively, and we expect to continue to incur additional losses. As of June 30, 2024, we had an accumulated deficit of $440.2 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances, certification or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the six months ended June 30, 2024 and June 30, 2023 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of June 30, 2024, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving prior authorization requests on a case-by-case basis.
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
Although we have demonstrated the safety, effectiveness and clinical advantages of our solution in multiple clinical trials in approximately 450 patients selected using the Chartis System, the Zephyr Valve is still a relatively new treatment for severe emphysema. The long-term effects of using our solution in a large number of patients are currently being studied, and the results of short-term clinical use of such products do not necessarily predict long-term clinical benefits or reveal long-term adverse effects. We were required to conduct the LIBERATE extension study to follow up on safety and effectiveness out to five years. After the completion of the one-year follow up, 115 Zephyr Valve patients and 47 crossover patients (162 total patients) entered the LIBERATE extension study. Patient follow up and data analysis for this extension study has been completed. Our ability to interpret the data from the LIBERATE extension study may be limited by the fact that the matched control group exited the study after one year. In addition to the LIBERATE extension study, registry studies evaluating the safety and effectiveness of our solution out to three years in the United States, France and Japan are ongoing, with a total enrollment of over 300 patients. The results of clinical trials of our solution conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials in other patient populations. In addition, pre-clinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in pre-clinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials and subsequently failed to obtain marketing approval. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.
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
In March 2021, we entered into an Amended and Restated Loan and Security Agreement (as amended, the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), under which we have borrowed $37.0 million in debt financing as of June 30, 2024. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of June 30, 2024, we had $114.5 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $440.2 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Sales in markets outside of the United States accounted for approximately 32.5% and 35.8% of our revenue for the six months ended June 30, 2024 and June 30, 2023, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, Japan, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Insider Trading Arrangements
The following discussion includes trading arrangements adopted or terminated by our directors and officers during the three months ended June 30, 2024.
On June 10, 2024, Glendon French, a current member of our board of directors and former chief executive officer, adopted a new Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 300,000 shares of our common stock. The trading arrangement will expire on August 23, 2025, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1+	Offer Letter, dated March 19, 2024 by and between Mehul Joshi and Pulmonx Corporation	8-K	001-39562	10.1	April 2, 2024

10.2	Third Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated May 17, 2024.	8-K	001-39562	10.1	May 23, 2024

10.3	Third Amendment to Sublease, by and between Pulmonx Corporation and Genomic Health, Inc., dated May 17, 2024.	8-K	001-39562	10.2	May 23, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

PULMONX CORPORATION

Date: August 2, 2024	By:	/s/ Steven S. Williamson
Steven S. Williamson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 2, 2024	By:	/s/ Mehul Joshi
Mehul Joshi
Chief Financial Officer
(Principal Financial and Accounting Officer)