Form 10-Q
period 2024-09-30
Pulmonx Corp
filed 2024-11-01
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 28, 2024, there were 39,487,879 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$63,312	$83,547
Restricted cash	258	237
Short-term marketable securities	44,467	33,555
Accounts receivable, net	11,670	12,105
Inventory	16,959	16,743
Prepaid expenses and other current assets	4,263	4,235
Total current assets	140,929	150,422
Long-term marketable securities	—	14,390
Long-term inventory	2,266	2,580
Property and equipment, net	2,983	4,028
Goodwill	2,333	2,333
Intangible assets, net	—	31
Right of use assets	18,236	3,406
Other long-term assets	654	591
Total assets	$167,401	$177,781

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,576	$1,497
Accrued liabilities	12,779	16,234
Income taxes payable	74	93
Deferred revenue	109	104
Short-term debt	99	2,155
Current lease liabilities	663	3,074
Total current liabilities	18,300	23,157
Deferred tax liability	129	114
Long-term lease liabilities	17,910	1,106
Long-term debt	37,137	35,089
Total liabilities	73,476	59,466
Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 39,487,879 shares issued and outstanding as of September 30, 2024 and 38,516,383 shares issued and outstanding as of December 31, 2023	39	39
Additional paid-in capital	545,732	526,797
Accumulated other comprehensive income	2,534	2,640
Accumulated deficit	(454,380)	(411,161)
Total stockholders’ equity	93,925	118,315
Total liabilities and stockholders’ equity	$167,401	$177,781
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$20,387	$17,668	$60,024	$49,397
Cost of goods sold	5,361	4,639	15,613	13,045
Gross profit	15,026	13,029	44,411	36,352
Operating expenses
Research and development	3,744	4,220	13,569	14,184
Selling, general and administrative	25,411	23,985	75,129	70,184
Total operating expenses	29,155	28,205	88,698	84,368
Loss from operations	(14,129)	(15,176)	(44,287)	(48,016)
Interest income	1,269	1,490	4,016	4,027
Interest expense	(891)	(893)	(2,665)	(2,327)
Other (expense) income, net	(201)	(262)	179	(316)
Net loss before tax	(13,952)	(14,841)	(42,757)	(46,632)
Income tax expense	192	59	462	323
Net loss	(14,144)	(14,900)	(43,219)	(46,955)
Other comprehensive income (loss)
Currency translation adjustment	412	(12)	(97)	230
Change in unrealized gains (losses) on marketable securities	149	—	(9)	139
Total other comprehensive income (loss)	561	(12)	(106)	369
Comprehensive loss	$(13,583)	$(14,912)	$(43,325)	$(46,586)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.39)	$(1.11)	$(1.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,276,447	38,119,824	38,953,032	37,838,822
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at January 1, 2024	38,516,383	$39	$526,797	$2,640	$(411,161)	$118,315
Issuance of common stock upon vesting of restricted stock units	177,610	—	—	—	—	—
Issuance of common stock upon exercise of stock options	28,116	—	57	—	—	57
Issuance of shares pursuant to employee stock purchase plan	90,066	—	808	—	—	808
Stock-based compensation expense	—	—	5,744	—	—	5,744
Currency translation adjustment	—	—	—	(549)	—	(549)
Change in unrealized losses on marketable securities	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(13,749)	(13,749)
Balances at March 31, 2024	38,812,175	39	533,406	1,963	(424,910)	110,498
Issuance of common stock upon vesting of restricted stock units	328,336	—	—	—	—	—
Issuance of common stock upon exercise of stock options	11,350	—	22	—	—	22
Stock-based compensation expense	—	—	5,980	—	—	5,980
Currency translation adjustment	—	—	—	40	—	40
Change in unrealized losses on marketable securities	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(15,326)	(15,326)
Balances at June 30, 2024	39,151,861	39	539,408	1,973	(440,236)	101,184
Issuance of common stock upon vesting of restricted stock units	239,518	—	—	—	—	—
Issuance of common stock upon exercise of stock options	12,625	—	29	—	—	29
Issuance of shares pursuant to employee stock purchase plan	83,875	—	431	—	—	431
Stock-based compensation expense	—	—	5,864	—	—	5,864
Currency translation adjustment	—	—	—	412	—	412
Change in unrealized gains on marketable securities	—	—	—	149	—	149
Net loss	—	—	—	—	(14,144)	(14,144)
Balances at September 30, 2024	39,487,879	$39	$545,732	$2,534	$(454,380)	$93,925

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at January 1, 2023	37,555,565	$38	$502,712	$1,575	$(350,318)	$154,007
Issuance of common stock upon vesting of restricted stock units	66,895	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,006	—	46	—	—	46
Issuance of shares pursuant to employee stock purchase plan	85,210	—	676	—	—	676
Change in shares subject to repurchase	—	—	56	—	—	56
Stock-based compensation expense	—	—	4,764	—	—	4,764
Currency translation adjustment	—	—	—	72	—	72
Change in unrealized gains on marketable securities	—	—	—	173	—	173
Net loss	—	—	—	—	(15,860)	(15,860)
Balances at March 31, 2023	37,730,676	38	508,254	1,820	(366,178)	143,934
Issuance of common stock upon vesting of restricted stock units	222,598	—	—	—	—	—
Issuance of common stock upon exercise of stock options	63,503	—	139	—	—	139
Change in shares subject to repurchase	—	—	47	—	—	47
Repurchase of early exercised common stock options	(106)	—	—	—	—	—
Stock-based compensation expense	—	—	5,891	—	—	5,891
Currency translation adjustment	—	—	—	170	—	170
Change in unrealized losses on marketable securities	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(16,195)	(16,195)
Balances at June 30, 2023	38,016,671	38	514,331	1,956	(382,373)	133,952
Issuance of common stock upon vesting of restricted stock units	193,954	—	—	—	—	—
Issuance of common stock upon exercise of stock options	25,189	—	62	—	—	62
Issuance of shares pursuant to employee stock purchase plan	65,632	—	508	—	—	508
Change in shares subject to repurchase	—	—	33	—	—	33
Stock-based compensation expense	—	—	6,100	—	—	6,100
Currency translation adjustment	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(14,900)	(14,900)
Balances at September 30, 2023	38,301,446	$38	$521,034	$1,944	$(397,273)	$125,743
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(43,219)	$(46,955)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	17,432	16,503
Loss on disposal of fixed assets	—	(19)
Impairment of capitalized software development costs	1,717	—
Change in allowance for credit losses	40	(60)
Inventory write-downs	240	912
Depreciation and amortization expense	1,199	1,261
Amortization of debt discount and debt issuance costs	41	35
Net accretion of discounts on marketable securities	(1,276)	(699)
Non-cash lease expense	1,511	1,997
Net changes in operating assets and liabilities:
Accounts receivable	433	(1,342)
Inventory	(76)	(431)
Prepaid expenses and other current assets	(301)	(189)
Other assets	(49)	30
Accounts payable	2,978	1,353
Accrued liabilities	(3,514)	923
Income taxes payable	(20)	(87)
Lease liabilities	(1,948)	(2,357)
Deferred revenue	5	(36)
Net cash used in operating activities	(24,807)	(29,161)
Cash flows from investing activities
Purchases of investments	(26,420)	(41,395)
Maturities of investments	31,165	42,750
Purchases of property and equipment and internal software development costs	(1,336)	(607)
Net cash provided by investing activities	3,409	748
Cash flows from financing activities
Proceeds from borrowing under term loan	—	20,000
Repayment of credit agreement	(46)	(47)
Proceeds from exercise of common stock options	108	246
Proceeds from issuance of common stock under the employee stock purchase plan	1,239	1,184
Net cash provided by financing activities	1,301	21,383
Effect of exchange rate changes on cash and cash equivalents	(117)	244
Net decrease in cash, cash equivalents, and restricted cash	(20,214)	(6,786)
Cash, cash equivalents, and restricted cash at beginning of the period	83,784	101,967
Cash, cash equivalents, and restricted cash at end of the period	$63,570	$95,181
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$63,312	$94,945
Restricted cash	258	236
Cash, cash equivalents, and restricted cash in consolidated balance sheets	$63,570	$95,181

Supplemental non-cash items:
Lapse in repurchase rights of common stock	$—	$136
Purchases of property and equipment in accounts payable and accrued liabilities	$244	$57
Amount receivable from exercise of common stock options	$—	$1
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$461	$368
Cash paid for interest	$2,661	$2,107

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.    Formation and Business of the Company
The Company
Pulmonx Corporation (the “Company”) was incorporated in the state of California in December 1995 as Pulmonx and reincorporated in the state of Delaware in December 2013. The Company is a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”). The Company’s solution, which is comprised of the Zephyr Endobronchial Valve (“Zephyr Valve”), the Chartis Pulmonary Assessment System (“Chartis System”) and the LungTraX Platform (which is called the StratX Platform in international markets), is designed to treat a broad pool of patients for whom medical management has reached its limits and either do not want or are ineligible for surgical approaches. The Company has subsidiaries in Germany, Switzerland, Australia, the United Kingdom, Italy, France, Hong Kong and Japan.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $454.4 million as of September 30, 2024. During the nine months ended September 30, 2024 and September 30, 2023, the Company used $24.8 million and $29.2 million of cash in its operating activities, respectively. As of September 30, 2024, the Company had cash, cash equivalents and marketable securities of $107.8 million. Historically, the Company’s activities have been financed through the sale of equity securities, debt financing arrangements and sales of its products.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and September 30, 2023, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

statements should be read in conjunction with the audited financial statements as of and for the fiscal year ended December 31, 2023 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 27, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2024 and condensed consolidated results of operations for the three and nine months ended September 30, 2024 and September 30, 2023 and condensed consolidated cash flows for the nine months ended September 30, 2024 and September 30, 2023 have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2024.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of September 30, 2024 and December 31, 2023, the Company also had cash on deposit with foreign banks of approximately $5.4 million and $4.7 million, respectively, that was not federally insured.
The Company earns revenue primarily from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the nine months ended September 30, 2024 and September 30, 2023. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. As of September 30, 2024 and December 31, 2023, no customer accounted for more than 10% of accounts receivable. For the three and nine months ended September 30, 2024 and September 30, 2023, no customer accounted for more than 10% of revenue.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and was $0.4 million and less than $(0.1) million during the three months ended September 30, 2024 and September 30, 2023, respectively, and $(0.1) million and $0.2 million during the nine months ended September 30, 2024 and September 30, 2023, respectively.
Foreign currency transaction gains and losses are included in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss and was $(0.2) million and $(0.3) million during the three months ended September 30, 2024 and September 30, 2023, respectively, and $0.1 million and $(0.4) million during the nine months ended September 30, 2024 and September 30, 2023, respectively.
Credit Losses—Accounts Receivable
Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. As of September 30, 2024 and December 31, 2023, accounts receivable is presented net of an allowance for credit losses of less than $0.1 million and $0, respectively.
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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$8,191	$—	$—	$8,191
Commercial paper	—	996	—	996
Total cash equivalents	$8,191	$996	$—	$9,187
Marketable securities:
U.S. Government agency bonds	$8,672	$18,875	$—	$27,547
Corporate debt securities	—	2,967	—	2,967
Commercial paper	—	13,953	—	13,953
Total marketable securities	8,672	35,795	—	44,467
Total financial assets	$16,863	$36,791	$—	$53,654

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,129	$—	$—	$25,129
Total cash equivalents	$25,129	$—	$—	$25,129
Marketable securities:
U.S. Government agency bonds	$5,798	$29,466	$—	$35,264
Commercial paper	—	12,681	—	12,681
Total marketable securities	5,798	42,147	—	47,945
Total financial assets	$30,927	$42,147	$—	$73,074
There were no liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2024 and December 31, 2023.
The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$27,501	$(2)	$48	$27,547
Corporate debt securities	2,952	—	15	2,967
Commercial paper	13,939	(6)	20	13,953
Total	$44,392	$(8)	$83	$44,467

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$35,194	$(26)	$96	$35,264
Commercial paper	12,667	(1)	15	12,681
Total	$47,861	$(27)	$111	$47,945
The following table summarizes the marketable securities with unrealized losses as of September 30, 2024 and December 31, 2023, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	September 30, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency bonds	$—	$—	$2,000	$(2)	$2,000	$(2)
Commercial paper	2,894	(6)	—	—	2,894	(6)
Total	$2,894	$(6)	$2,000	$(2)	$4,894	$(8)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency bonds	$11,888	$(23)	$1,745	$(3)	$13,633	$(26)
Commercial paper	996	(1)	—	—	996	(1)
Total	$12,884	$(24)	$1,745	$(3)	$14,629	$(27)
The unrealized losses for marketable securities relate to changes in interest rates. No allowance for credit losses was recorded as of September 30, 2024 and December 31, 2023, and no impairment losses were recognized for the three and nine months ended September 30, 2024 and September 30, 2023.
Accrued interest receivable on marketable securities of $0.2 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively, is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the three and nine months ended September 30, 2024 and September 30, 2023.
Contractual Maturities
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
Due within one year	$44,392	$44,467
Total	$44,392	$44,467

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Cash	$54,125	$58,418
Cash equivalents:
Money market funds	8,191	25,129
Commercial paper	996	—
Total cash and cash equivalents	$63,312	$83,547
Inventory
Inventory consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$3,370	$2,924
Work in process	369	427
Finished goods	15,486	15,972
Total inventory	$19,225	$19,323
Reported as:
Inventory	$16,959	$16,743
Long-term inventory	2,266	2,580
Total inventory	$19,225	$19,323
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid expenses	$2,291	$1,910
Prepaid insurance	1,119	906
VAT and other receivable	655	915
Other current assets	198	504
Total prepaid expenses and other current assets	$4,263	$4,235
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

operation stages. As of September 30, 2024 and December 31, 2023, the Company has capitalized $0.1 million and $0.1 million in implementation costs, net of amortization, respectively. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three to five years. As of September 30, 2024, less than $0.1 million and $0.1 million capitalized costs were included in prepaid expenses and other current assets, and other long-term assets, respectively. Amortization expense, which was included in selling, general and administrative expenses, was less than $0.1 million and $0.1 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Machinery and equipment	$2,486	$2,271
Computer equipment and software	2,536	1,872
Furniture and fixtures	297	264
Leasehold improvements	2,277	2,277
Construction in progress	1,263	2,199
Total	8,859	8,883
Less: accumulated depreciation	(5,876)	(4,855)
Property and equipment, net	$2,983	$4,028
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
Depreciation expense was $0.3 million and $0.4 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Depreciation expense was $1.0 million and $1.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
Goodwill
Goodwill was $2.3 million as of September 30, 2024 and December 31, 2023. There were no acquisitions or dispositions of goodwill in the nine months ended September 30, 2024 and September 30, 2023. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through September 30, 2024, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the nine months ended September 30, 2024.
Intangible Assets
Amortization expense relating to intangibles was $0 and less than $0.1 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Amortization expense relating to intangibles was less than $0.1 million and $0.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The intangible assets were fully amortized as of September 30, 2024.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Intangible assets as of December 31, 2023 consist of the following (in thousands):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,630)	$28
Trademarks	191	(188)	3
Total intangible assets	$1,849	$(1,818)	$31
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued employee bonuses and commissions	$4,772	$7,875
Accrued vacation	2,540	2,400
Other accrued personnel related expenses	1,857	2,859
Accrued professional fees	2,150	1,705
Sales taxes, franchise tax and VAT	776	763
Other	684	632
Total accrued liabilities	$12,779	$16,234
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
As of September 30, 2024, the Company had cash, cash equivalents and marketable securities of $107.8 million, of which $49.0 million was maintained in its accounts with CIBC. This amount was below the minimum cash balance requirement of $50.0 million pursuant to the Amended and Restated CIBC Agreement. The Company also identified additional dates prior to September 30, 2024, when it violated this minimum cash balance requirement for its accounts with CIBC. This debt covenant violation was cured on October 1, 2024. CIBC granted a waiver for the violations in October 2024. The Company was in compliance with the remaining financial covenants contained in the Amended and Restated CIBC Agreement as of September 30, 2024.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

the principal amount repaid during the first year after the effective date of the Third Amendment or 1.0% of the principal amount prepaid during the second year after the effective date of the Third Amendment.
As of September 30, 2024, the CIBC Loan had an annual effective interest rate of 9.5% per year.
The CIBC Loan consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Term loan	$37,000	$37,000
Less: debt issuance costs	(110)	(152)
Term loan	$36,890	$36,848
Reported as:
Short-term debt	$—	$2,056
Long-term debt	36,890	34,792
Total term loan	$36,890	$36,848
The Company paid $0.5 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the three months ended September 30, 2024 and September 30, 2023, the Company recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million and less than $0.1 million, respectively. During the nine months ended September 30, 2024 and September 30, 2023, the Company recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan was $0.9 million during each of the three months ended September 30, 2024 and September 30, 2023. Interest expense on the CIBC Loan was $2.7 million and $2.3 million during the nine months ended September 30, 2024 and September 30, 2023, respectively.
Credit Agreement
In May 2020, Pulmonx International Sàrl, a wholly owned subsidiary of the Company, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program designed to mitigate the economic impact of the spread of the coronavirus. The COVID-19 Credit Agreement bore no interest through March 31, 2023. Beginning April 1, 2023, the COVID-19 Credit Agreement bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. Interest expense was immaterial during the three and nine months ended September 30, 2024 and September 30, 2023. As of September 30, 2024, Pulmonx International Sàrl has repaid $0.2 million to the lender.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Financing Obligations
As of September 30, 2024, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2024 (remaining three months)	$892
2025	6,501
2026	20,883
2027	16,146
Total	44,422
Less: unamortized debt discount	(110)
Less: interest	(7,076)
Term loan and credit agreement	$37,236
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively. The deferred revenue as of December 31, 2023 of $0.1 million was recognized as revenue during the nine months ended September 30, 2024. The deferred revenue as of December 31, 2022 of $0.1 million was recognized as revenue during the nine months ended September 30, 2023.
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
The Company also entered into a third amendment to Office Lease (the “Third Amendment to Office Lease”) to extend the lease term of the existing premises through July 31, 2035. The Third Amendment to Office Lease contains a rent-free period between August 1, 2025 and November 30, 2025, after which rent is approximately $0.1 million per month and is subject to an annual increase of approximately 3.5%. Additionally, under the Third Amendment to Office Lease, the Company and the landlord have agreed to expand the existing premises to include the expansion premises, effective as of June 1, 2028, through July 31, 2035 (conterminous with the existing premises as referenced above). Commencing on June 1, 2028, the monthly base rent for the expansion premises will be $0.1 million per month and is subject to an annual increase of approximately 3.5%.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
As of September 30, 2024, the Company has leases on fifteen vehicles with an average lease term of 3.0 years.
Operating lease cost consists of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating lease cost	$2,316	$2,163
Short-term lease cost	32	29
Variable lease cost	549	486
Total lease cost	$2,897	$2,678
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of September 30, 2024 (in thousands):

Fiscal Year Ending December 31,	Amount
2024 (remaining three months)	$646
2025	2,197
2026	2,588
2027	2,622
2028	2,729
Thereafter	20,624
Total minimum lease payments	31,406
Less: Amount of lease payments representing interest	12,833
Present value of future minimum lease payments	$18,573
Less: Current lease liabilities	663
Long-term lease liabilities	$17,910
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	September 30,	December 31,
	2024	2023
Right of use asset	$18,236	$3,406
Weighted average remaining lease term (years)	10.75	1.35
Weighted average discount rate	10.5%	6.7%

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$2,761	$2,645
Right-of-use assets obtained in exchange for lease liabilities	$16,409	$252
Service Agreement
In April 2022, the Company entered into an agreement with a service provider which required total minimum purchases of $0.6 million, $0.4 million, and $0.4 million over a three-year period. In June 2024, the Company amended the agreement with the service provider, which eliminated the minimum purchase obligations. From April 2022 through June 2024, the Company fulfilled the minimum purchase obligations and recorded $1.2 million of expense for services related to this agreement in cost of goods sold.
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
9.    Income Taxes
The income tax expense for the three months ended September 30, 2024 and September 30, 2023 was $0.2 million and $0.1 million, respectively. The income tax expense for the nine months ended September 30, 2024 and September 30, 2023 was $0.5 million and $0.3 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, and non-recognition of US tax benefit because of a full valuation allowance against US deferred tax assets.
The income tax expense for the nine months ended September 30, 2024 and September 30, 2023 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
10.    Stockholders’ Equity
Common Stock
As of September 30, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

when declared by the Company’s board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
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
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	September 30,	December 31,
	2024	2023
Common stock options issued and outstanding	3,720,356	3,142,981
Common stock restricted stock units issued and outstanding	2,958,893	2,244,903
Common stock available for future grants	2,981,819	2,541,438
Common stock available for employee stock purchase plan	1,648,045	1,436,823
Total	11,309,113	9,366,145

Stock Options
A summary of stock option activity for the existing stock plans and the inducement awards for the nine months ended September 30, 2024 is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2024	3,142,981	$16.40
Options granted	895,125	9.09
Options exercised	(52,091)	2.06
Options canceled	(265,659)	21.62
Balance, September 30, 2024	3,720,356	$14.47
The aggregate intrinsic value of options outstanding as of September 30, 2024 was $5.4 million.

	September 30, 2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested and exercisable	2,096,420	$15.59	6.12
Options vested and expected to vest	3,720,356	$14.47	7.28
Total aggregate intrinsic value of options vested and exercisable as of September 30, 2024 was $5.3 million.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
A summary of restricted stock units activity for the existing stock plans and the inducement awards for the nine months ended September 30, 2024 is set forth below:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2024	2,244,903	$15.74
Granted	1,765,608	8.80
Vested	(745,464)	15.50
Canceled	(306,154)	14.70
Unvested, September 30, 2024	2,958,893	$11.58
The aggregate intrinsic value of restricted stock units outstanding as of September 30, 2024 was $24.5 million.
The fair value as of the respective vesting dates of restricted stock units that vested during the three months ended September 30, 2024 and September 30, 2023 was $1.8 million and $2.0 million, respectively. The fair value as of the respective vesting dates of restricted stock units that vested during the nine months ended September 30, 2024 and September 30, 2023 was $6.0 million and $5.5 million, respectively.
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$446	$357	$1,262	$971
Research and development	656	760	2,143	2,086
Selling, general and administrative	4,737	4,886	14,027	13,446
Total	$5,839	$6,003	$17,432	$16,503
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options and restricted stock units	$5,748	$5,854	$17,047	$16,193
Employee stock purchase plan	91	149	385	310
Total	$5,839	$6,003	$17,432	$16,503
Stock-based compensation of $0.4 million and $0.4 million was capitalized into inventory for the three months ended September 30, 2024 and September 30, 2023, respectively. Stock-based compensation of $1.3 million and $1.2 million was capitalized into inventory for the nine months ended September 30, 2024 and September 30, 2023, respectively. Stock-based compensation capitalized in prior periods of $0.4 million and $0.4 million was recognized as cost of sales in the three months ended September 30, 2024 and September 30, 2023, respectively. Stock-based compensation capitalized in prior periods of $1.3 million and $1.0 million was recognized as cost of sales in the nine months ended September 30, 2024 and September 30, 2023, respectively.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2024, there was $43.6 million of unrecognized compensation costs related to unvested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.5 years.
As of September 30, 2024, the Company had unrecognized stock-based compensation relating to the employee stock purchase plan of $0.2 million, which is expected to be recognized over a weighted-average period of 0.4 years.
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
The Company evaluated the change in status in accordance with ASC 718 and determined that there was a modification to the unvested awards expected to vest after March 15, 2024. The total stock-based compensation expense related to the modification, evaluated as of the modification date, was $6.3 million, to be recognized over the remaining vesting periods. The Company recorded $0.7 million and $1.7 million in stock-based compensation expenses related to the modification for the three and nine months ended September 30, 2024.
11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders	$(14,144)	$(14,900)	$(43,219)	$(46,955)
Denominator
Weighted-average common stock outstanding	39,276,458	38,130,182	38,953,077	37,870,713
Less: weighted-average common shares subject to repurchase	(11)	(10,358)	(45)	(31,891)
Weighted-average common shares used to compute basic and diluted net loss per share	39,276,447	38,119,824	38,953,032	37,838,822
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.39)	$(1.11)	$(1.24)

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of September 30
	2024	2023
Options to purchase common stock	3,720,356	3,172,386
Unvested restricted stock units	2,958,893	2,403,497
Unvested early exercised common stock options	—	5,142
Shares committed under employee stock purchase plan	29,146	19,080
Total	6,708,395	5,600,105

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
Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$13,836	$11,838	$40,586	$32,197
Europe, Middle-East and Africa (“EMEA”)	5,129	4,852	16,206	14,695
Asia Pacific	1,277	814	2,777	2,202
Other International	145	164	455	303
Total	$20,387	$17,668	$60,024	$49,397
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2024	2023
United States	$2,866	$3,962
EMEA	60	54
Asia Pacific	57	12
Total	$2,983	$4,028
13.    Subsequent Events
In October 2024, the Company entered into a five-year lease for office facilities in Switzerland, replacing its existing lease. The new lease will commence on January 1, 2025, with future total minimum rent payments of approximately $0.5 million.

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
Overview
We are a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”). Our solution, which is comprised of the Zephyr Endobronchial Valve (“Zephyr Valve”), the Chartis Pulmonary Assessment System (“Chartis System”) and the LungTraX Platform (which is called the StratX Platform in our international markets), is designed to treat severe emphysema patients who, despite medical management, are still profoundly symptomatic and either do not want or are ineligible for surgical approaches.
In 2018, we received pre-market approval (“PMA”) by the U.S. Food and Drug Administration (“FDA”) for the Zephyr Valve as a result of our breakthrough technology designation. The Zephyr Valve is commercially available in numerous countries globally. We have established reimbursement in major markets in North America, Europe and Asia Pacific and the Zephyr Valve has been included in treatment guidelines for COPD worldwide.
We also manufacture the AeriSeal System which is a synthetic polymer foam designed to occlude, or close, collateral air channels in a target lung lobe and convert the target lung lobe to having little to no collateral ventilation (CV-). The AeriSeal System has received a “Breakthrough Device” designation by the FDA and a Certificate of Conformity (“CE Mark”) in Europe. The AeriSeal System is not approved by the FDA or approved for commercial sale in the United States. It is in a global clinical trial called CONVERT II to support a PMA application.
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high-volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. We employ both direct and distributor-based sales models, with 96% of our revenue generated in markets where we sell directly for the nine months ended September 30, 2024.
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
To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $20.4 million, with a gross margin of 73.7% and a net loss of $14.1 million, for the three months ended September 30, 2024 compared to revenue of $17.7 million, with a gross margin of 73.7% and a net loss of $14.9 million, for the three months ended September 30, 2023. For the nine months ended September 30, 2024, we generated revenue of $60.0 million, with a gross margin of 74.0% and a net loss of $43.2 million, compared to revenue of $49.4 million, with a gross margin of 73.6% and a net loss of $47.0 million, for the nine months ended September 30, 2023. As of September 30, 2024, we had an accumulated deficit of $454.4 million, cash, cash equivalents and marketable securities of $107.8 million, and $37.2 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Investing in Research and Development to Foster Innovation to Expand Our Addressable Market
We intend to continue investing in existing and next generation technologies to further improve our products and clinical outcomes, enhance patient selection and broaden the patient population that can be treated with our products. In addition, we are continuing to invest in the accuracy and features of our patient assessment tools. Moreover, we continue to make progress with our CONVERT II pivotal trial of the AeriSeal System, a potential product in development for the treatment of severe emphysema patients who are not qualified for Zephyr Valve treatment due to excessive collateral ventilation.
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
Components of Our Results of Operations
Revenue
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The LungTraX Platform, which is used to identify patients eligible for treatment with Zephyr Valves, has not independently generated any revenue for us. No single customer accounted for more than 10% of our revenue during the nine months ended September 30, 2024 and September 30, 2023.
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
Research and Development Expenses
Our research and development activities primarily consist of engineering and research programs associated with our products under development and improvements to our existing products. Research and development expenses include payroll and personnel-related costs for our research and development employees, including expenses related to stock-based compensation, consulting services, clinical trial expenses, prototyping, testing, laboratory supplies, impairment charges associated with capitalized internally developed software, and an allocation of facility overhead costs. Our clinical trial expenses, such as those related to the AeriSeal System clinical development program, include costs associated with clinical trial design, clinical trial site development and study costs, data management costs, related travel expenses and the cost of products used for clinical activities. We expense research and development costs as they are incurred. We expect our research and development expenses, including related stock-based compensation expense, to increase in absolute dollars as we hire additional personnel to develop new product offerings and product enhancements.
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
Results of Operations:
Comparison of the Three Months Ended September 30, 2024 and September 30, 2023
The following table summarizes our results of operations for the period indicated:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue	$20,387	$17,668	$2,719	15.4%
Costs of goods sold	5,361	4,639	722	15.6%
Gross profit	15,026	13,029	1,997	15.3%
Operating expenses:
Research and development	3,744	4,220	(476)	(11.3)%
Selling, general and administrative	25,411	23,985	1,426	5.9%
Total operating expenses	29,155	28,205	950	3.4%
Loss from operations	(14,129)	(15,176)	1,047	(6.9)%
Interest income	1,269	1,490	(221)	(14.8)%
Interest expense	(891)	(893)	2	(0.2)%
Other expense, net	(201)	(262)	61	(23.3)%
Net loss before tax	(13,952)	(14,841)	889	(6.0)%
Income tax expense	192	59	133	225.4%
Net loss	$(14,144)	$(14,900)	$756	(5.1)%
Revenue
Revenue increased by $2.7 million, or 15.4%, to $20.4 million during the three months ended September 30, 2024, compared to $17.7 million during the three months ended September 30, 2023. The sale of products in the United States increased by $2.0 million to $13.8 million during the three months ended September 30, 2024, compared to $11.8 million for the three months ended September 30, 2023. The sale of products in international markets increased by $0.7 million to $6.6 million during the three months ended September 30, 2024, compared to $5.8 million for the three months ended September 30, 2023. The increase in revenue was primarily attributable to the continued growth of Zephyr Valve procedure volumes in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.7 million, or 15.6%, to $5.4 million during the three months ended September 30, 2024, compared to $4.6 million during the three months ended September 30, 2023. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin was 73.7% during the three months ended September 30, 2024 and September 30, 2023.
Research and Development Expenses
Research and development expenses decreased by $0.5 million, or 11.3%, to $3.7 million during the three months ended September 30, 2024, compared to $4.2 million during the three months ended September 30, 2023. The decrease in research and development expense was primarily due to a decrease of $0.6 million in services and other expenses in support of product development, and a decrease of $0.2 million in personnel related expenses including stock-based compensation. These decreases were offset by an increase of $0.3 million in costs associated with our clinical trials, including fees paid to clinical research organizations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.4 million, or 5.9%, to $25.4 million during the three months ended September 30, 2024, compared to $24.0 million during the three months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily due to an increase of $1.1 million in advertising and marketing related expenses, and an increase of $0.2 million in travel and conference related expenses.
Interest Expense and Income
Interest expense was $0.9 million during each of the three months ended September 30, 2024 and September 30, 2023. Interest income decreased by $0.2 million to $1.3 million during the three months ended September 30, 2024 compared to $1.5 million during the three months ended September 30, 2023. The decrease was primarily due to a lower balance of cash, cash equivalents, and marketable securities, which resulted in reduced returns on these assets.
Other Expense, Net
Other expense, net was $0.2 million during the three months ended September 30, 2024 and $0.3 million during the three months ended September 30, 2023, primarily due to foreign currency exchange losses.

Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023
The following table summarizes our results of operations for the period indicated:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Revenue	$60,024	$49,397	$10,627	21.5%
Costs of goods sold	15,613	13,045	2,568	19.7%
Gross profit	44,411	36,352	8,059	22.2%
Operating expenses:
Research and development	13,569	14,184	(615)	(4.3)%
Selling, general and administrative	75,129	70,184	4,945	7.0%
Total operating expenses	88,698	84,368	4,330	5.1%
Loss from operations	(44,287)	(48,016)	3,729	(7.8)%
Interest income	4,016	4,027	(11)	(0.3)%
Interest expense	(2,665)	(2,327)	(338)	14.5%
Other income (expense), net	179	(316)	495	(156.6)%
Net loss before tax	(42,757)	(46,632)	3,875	(8.3)%
Income tax expense	462	323	139	43.0%
Net loss	$(43,219)	$(46,955)	$3,736	(8.0)%
Revenue
Revenue increased by $10.6 million, or 21.5%, to $60.0 million during the nine months ended September 30, 2024, compared to $49.4 million during the nine months ended September 30, 2023. The sale of products in the United States increased by $8.4 million to $40.6 million during the nine months ended September 30, 2024, compared to $32.2 million during the nine months ended September 30, 2023. The sale of products in international markets increased by $2.2 million to $19.4 million during the nine months ended September 30, 2024, compared to $17.2 million for the nine months ended September 30, 2023. The increase in revenue reflects continued growth of Zephyr Valve procedure volumes in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $2.6 million, or 19.7%, to $15.6 million during the nine months ended September 30, 2024, compared to $13.0 million during the nine months ended September 30, 2023. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin was 74.0% during the nine months ended September 30, 2024, compared to 73.6% during the nine months ended September 30, 2023.
Research and Development Expenses
Research and development expenses decreased by $0.6 million, or 4.3%, to $13.6 million during the nine months ended September 30, 2024, compared to $14.2 million during the nine months ended September 30, 2023. The decrease in research and development expense was primarily due to a decrease of $1.7 million in services and other expenses in support of product development, and a decrease of $0.4 million in costs associated with our clinical trials, including fees paid to clinical research organizations. These decreases were offset by a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs recorded in the second quarter of 2024.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.9 million, or 7.0%, to $75.1 million during the nine months ended September 30, 2024, compared to $70.2 million during the nine months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily due to an increase of $2.2 million in advertising and marketing related expenses, an increase of $1.3 million in payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, an increase of $0.8 million in travel and conference related expenses, and an increase of $0.6 million in legal and other professional expenses.
Interest Expense and Income
Interest expense increased by $0.4 million to $2.7 million during the nine months ended September 30, 2024 compared to $2.3 million during the nine months ended September 30, 2023, primarily due to higher interest rates. Interest income was $4.0 million during each of the nine months ended September 30, 2024 and September 30, 2023.
Other Income (Expense), Net
Other income (expense), net increased by $0.5 million to $0.2 million income during the nine months ended September 30, 2024, compared to $(0.3) million expense during the nine months ended September 30, 2023, primarily due to foreign currency exchange gains.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through our initial public offering, private placements of equity securities, debt financing arrangements and sales of our products. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $107.8 million, an accumulated deficit of $454.4 million, and $37.2 million outstanding under the CIBC Loan and Credit Agreement, net of debt discount and debt issuance costs.
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
We paid $0.5 million fees to the lender and third parties which is reflected as a discount on the loans provided under the Amended and Restated CIBC Agreement and is being accreted over the life of the loan using the effective interest method. During the three months ended September 30, 2024 and September 30, 2023, we recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million and less than $0.1 million, respectively. During the nine months ended September 30, 2024 and September 30, 2023, we recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan was $0.9 million during each of the three months ended September 30, 2024 and September 30, 2023. Interest expense on the CIBC Loan was $2.7 million and $2.3 million during the nine months ended September 30, 2024 and September 30, 2023, respectively.
Credit Agreement
In May 2020, Pulmonx International Sàrl, our wholly owned subsidiary, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program designed to mitigate the economic impact of the spread of the coronavirus. The COVID-19 Credit Agreement bore no interest through March 31, 2023. Beginning April 1, 2023, the loan bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. As of September 30, 2024, Pulmonx International Sàrl has repaid $0.2 million to the lender.

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(24,807)	$(29,161)
Investing activities	3,409	748
Financing activities	1,301	21,383
Effect of exchange rate changes on cash and cash equivalents	(117)	244
Net decrease in cash, cash equivalents, and restricted cash	$(20,214)	$(6,786)
Cash Flows from Operating Activities
Net cash used in operating activities was $24.8 million for the nine months ended September 30, 2024. Cash used in operating activities was primarily a result of the net loss of $43.2 million, a decrease in accrued liabilities of $3.5 million primarily due to payment of incentive compensation expense associated with the achievement of performance objectives, a decrease in lease liabilities of $1.9 million due to lease payments, amortization of premiums and discounts on marketable securities of $1.3 million, and an increase in prepaid expenses and other current assets of $0.3 million. This is partially offset by stock-based compensation expense of $17.4 million, an increase in accounts payable of $3.0 million due to timing of payments to our vendors, a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs recorded in the second quarter of 2024, non-cash lease expense of $1.5 million, depreciation and amortization expense of $1.2 million, and a decrease in accounts receivable of $0.4 million due to the timing of payments from our customers.
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
Cash Flows from Investing Activities
Net cash provided by investing activities in the nine months ended September 30, 2024 was $3.4 million, consisting of proceeds from maturities of marketable securities of $31.2 million, offset by purchases of marketable securities of $26.4 million and purchases of property and equipment of $1.3 million.
Net cash provided by investing activities in the nine months ended September 30, 2023 was $0.7 million, consisting of proceeds from maturities of marketable securities of $42.8 million, offset by purchases of marketable securities of $41.4 million and purchases of property and equipment of $0.6 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2024 was $1.3 million, consisting of proceeds from the issuance of common stock under the employee stock purchase plan of $1.2 million and proceeds from the exercise of common stock options of $0.1 million, offset by repayment of debt under the Credit Agreement of less than $0.1 million.
Net cash provided by financing activities in the nine months ended September 30, 2023 of $21.4 million primarily relates to proceeds of $20.0 million from borrowing under the Amended and Restated CIBC Agreement, proceeds from issuance of common stock under the employee stock purchase plan of $1.2 million and proceeds from exercise of common stock options of $0.2 million.
Material Cash Requirements
Our net cash operating expenditures were $24.8 million in the nine months ended September 30, 2024 and $29.2 million in the nine months ended September 30, 2023. We intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $1.3 million and $0.6 million in the nine months ended September 30, 2024 and September 30, 2023, respectively, and we expect to maintain the level of expenditures in the future to support our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $31.4 million as of September 30, 2024, with $2.4 million expected to be paid within the next 12 months, and amounts related to future short-term and long-term debt which totaled $37.2 million, with $3.5 million due within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
In May 2024, we entered into a Third Amendment to Office Lease and a Third Amendment to Sublease to extend the lease terms of our lease premises located in Redwood City, California through July 31, 2035. See Note 8, Commitments and Contingencies, to our condensed consolidated financial statements for more information.
As of September 30, 2024, we had cash, cash equivalents and marketable securities of $107.8 million. Based on our current planned operations, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the nine months ended September 30, 2024. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, sales of our products, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•the emergence of competing technologies or other adverse market developments; and
•the impact of any public health crises, such as COVID-19, on our business, financial condition and results of operations.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $63.3 million as of September 30, 2024, which consist of cash and money market funds. We held cash in foreign banks of approximately $5.4 million as of September 30, 2024 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $36.9 million under the CIBC Agreement with an annual effective interest rate of 9.5% as of September 30, 2024. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 32.4% and 34.8% of our total revenue for the nine months ended September 30, 2024 and September 30, 2023, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the nine months ended September 30, 2024 by approximately $1.9 million and $1.4 million, respectively, with a net impact of $0.5 million on our net loss. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the nine months ended September 30, 2023 by approximately $1.7 million and $1.4 million, respectively, with a net impact of $0.3 million on our net loss. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We have limited long-term data regarding the safety and effectiveness of our products, including the Zephyr Valve;
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
We have incurred net losses since our inception. For the nine months ended September 30, 2024 and September 30, 2023, we had net losses of $43.2 million and $47.0 million, respectively, and we expect to continue to incur additional losses. As of September 30, 2024, we had an accumulated deficit of $454.4 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances, certification or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the nine months ended September 30, 2024 and September 30, 2023 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
The successful implantation of the Zephyr Valve depends in part on the training and skill of the physician performing the procedure and on adherence to appropriate patient selection and proper techniques provided in training sessions conducted by our training faculty. For example, we train physicians to ensure correct patient selection and treatment planning using the LungTraX Platform and Chartis System, and proper placement of the Zephyr Valve. Physicians could experience difficulty with the technique necessary to successfully implant the valve and may not achieve the technical competency necessary to complete the training program, or they could fail to properly learn how to interpret our LungTraX Platform or Chartis System. Moreover, physicians rely on their previous medical training and experience when using our solution, and we cannot guarantee that all such physicians will have the necessary skills to properly identify ideal candidates and to perform the procedure. We do not control which physicians use our solution or how much training they receive, and physicians who have not completed our training sessions may nonetheless attempt to use our solution. If physicians implant the Zephyr Valve incorrectly, or do so in a manner that is inconsistent with its labeled indications, with components that are not our products, in patients who are not good candidates, or without adhering to or completing our training sessions, their patient outcomes may not be consistent with the outcomes achieved in our clinical trials. This result may negatively impact the perception of patient benefit and safety, and limit adoption of our solution as a treatment for severe emphysema and our products that facilitate the procedure, which will negatively affect our business, financial condition and results of operations.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of September 30, 2024, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving prior authorization requests on a case-by-case basis.
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
Although we have demonstrated the safety, effectiveness and clinical advantages of our solution in multiple clinical trials in over 650 patients selected using the Chartis System, the Zephyr Valve is still a relatively new treatment for severe emphysema. The long-term effects of using our solution have been studied in a small number of patients, and these results do not necessarily predict long-term clinical benefits or reveal long-term adverse effects in the broader eligible population. The results of clinical trials of our solution conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials in other patient populations. In addition, pre-clinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in pre-clinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials and subsequently failed to obtain marketing approval. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.
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
We rely on third parties to perform certain aspects of the CT scan analysis within the LungTraX Platform.
We rely on third-party service providers to upload and analyze CT scan data on the LungTraX Platform. In order to make the LungTraX Platform available to physicians, we contract with a third-party cloud service. This third-party cloud service enables physicians to upload CT scan data while removing protected health information (“PHI”) of patients from that data, in case the physicians have, inadvertently, not removed the PHI themselves. We also contract with additional third-party service providers to analyze the CT scan data using their proprietary software, and provide quantitative results via an easy-to-read StratX Lung Report. The StratX Lung Report is then made available to physicians in the third-party cloud service.
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
We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution, and maintenance of our products, as well as for accounting, data storage, compliance, purchasing, and inventory management. We also depend on the information technology systems of third parties for the analysis, data storage, and communication associated with the LungTraX Platform. We currently do not have redundant information technology systems. Our information technology systems, and those of third parties, may be subject to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, damage or interruption from fires or other natural disasters, hardware failures, telecommunication failures and user errors, among other malfunctions. We, or the third parties we rely upon, could be subject to an unintentional event that involves a third party gaining unauthorized access to our or its systems, which could disrupt our operations, corrupt our data or result in release of our confidential information. Technological interruptions could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers or disrupt our customers’ ability use our products for treatments.
Moreover, a disruption in access to the system that controls the LungTraX Platform would prevent physicians using our solution from receiving the StratX Lung Report indicating whether their patients are good candidates for the Zephyr Valve. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and negatively affect our business, financial condition, and results of operations. Currently, we carry business interruption coverage and cyber insurance to mitigate certain potential losses but this insurance is limited in amount, and we cannot be certain that such potential losses will not exceed our policy limits. We are increasingly dependent on complex information technology to manage our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance our existing systems. Failure to maintain or protect our information systems and data integrity effectively could negatively affect our business, financial condition, and results of operations.
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
We do not carry insurance for all categories of risk that our business may encounter. Although we have product liability and clinical study liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could negatively affect our business, financial condition and results of operations. We do not carry specific hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended. Currently, we carry business cyber insurance to mitigate certain potential losses but this insurance is limited in amount, and we cannot be certain that such potential losses will not exceed our policy limits, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources.
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
In March 2021, we entered into an Amended and Restated Loan and Security Agreement (as amended, the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), under which we have borrowed $37.0 million in debt financing as of September 30, 2024. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of September 30, 2024, we had $107.8 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $454.4 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
We expect to continue to make substantial investments in clinical trials that are designed to provide clinical evidence of the safety and efficacy of our solution. We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales territory managers and expanding our international sales and marketing programs to help promote awareness and increase adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high volume hospitals. In order to continue to grow our business, we will need to hire additional sales personnel to efficiently serve the market. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our solution, broaden the addressable market and expand indications, support regulatory submissions and demonstrate the clinical efficacy of our solution. We continue to make progress with our CONVERT II pivotal trial of the AeriSeal System, a potential product in development for the treatment of severe emphysema patients who are not qualified for Zephyr Valve treatment due to excessive collateral ventilation. Moreover, we expect to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and Securities and Exchange Commission (“SEC”) compliance, investor relations and other expenses. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future. Our future capital requirements will depend on many factors, including:
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
Sales in markets outside of the United States accounted for approximately 32.4% and 34.8% of our revenue for the nine months ended September 30, 2024 and September 30, 2023, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, Japan, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
If our information technology systems or data, or those third parties with whom we work, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.
In the ordinary course of business, we or the third parties with whom we work, collect, store, receive, generate, use, transfer, disclose, make accessible, share, protect, secure, dispose of or transmit (collectively, “process”) proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information and personal data).
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
Although we have implemented policies and procedures designed to ensure compliance with applicable data privacy and information security laws and regulations and we take measures to protect sensitive information from unauthorized access or disclosure, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our IT systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Our IT and infrastructure, and other third parties, including technology partners and providers, may be vulnerable to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. In addition to traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems, operations and supply chain.
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
Although the aggregate impact of security incidents on our operations and financial condition has not been material to date, we have occasionally been the target of events of this nature and expect them to continue as security threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems or other information technology infrastructure change frequently and may not be detected until after an incident has occurred. We are investing in protections and monitoring practices related to our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. However, it may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and information security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. We cannot assure you that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns and breaches could negatively affect our business, financial condition and results of operations and our reputation.
If we or our third-party service providers experience, or are perceived to have experienced, security incidents, it may result in: government enforcement actions that could include investigations, fines, penalties, consent decrees, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; or orders to destroy or not use personal data. Applicable data privacy and information security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors of security incidents. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements, could lead to adverse consequences. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. Security incidents could also result in indemnity obligations, negative publicity and financial loss.
Security incidents and attendant consequences may cause some of our customers and users to stop using our services and our failure, or perceived failure, to meet expectations with regard to the security, integrity, availability and confidentiality of our systems and sensitive data could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. Any of these results could harm our growth prospects, our business and our reputation. Moreover, security incidents can result in the diversion of funds, and interruptions, delays, or outages in our operations and services, including due to ransomware attacks. Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions to our operations and adversely impact the confidentiality, integrity and availability of sensitive, proprietary or confidential information, and prevent us from administering our business. There can be no assurance that limitations of liability in our contracts are sufficient or adequate enough to protect us from liabilities, damages, or claims related to our security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
The reliability and continuous availability of our LungTraX Platform is critical to our success. However, software such as ours can contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such fix may be difficult to push out to our customers or otherwise be delayed. Additionally, our business depends upon the appropriate and successful implementation of our platform by our customers. If our customers fail to use our platform according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities, and could result in reputational harm.
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
It is important to our business that we continue to enhance the Zephyr Valve, Chartis System and LungTraX Platform and develop and introduce new products. Developing products is expensive and time-consuming and could divert management’s attention away from our core business. The success of any new product offering or product enhancements to our solution will depend on several factors, including our ability to:
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
We have various policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations. We cannot assure you, however, that our policies and procedures are or will be sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, financial condition and results of operations.
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
We have obtained PMA approval and CE Mark certification for the Zephyr Valve. Additionally, we have received CE certification for the AeriSeal System and we are currently conducting a global clinical trial designed to support PMA approval for the AeriSeal System. In order to obtain PMA approval for a device, the sponsor must conduct well-controlled clinical trials designed to assess the safety and efficacy of the product candidate. Similar requirements may apply outside the U.S. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.
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
We and the third parties with whom we work are subject to stringent and evolving obligations related to data privacy and information security. Our (or the third-parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; and other adverse business impacts.
In the ordinary course of business, we or the third parties with whom we work, may collect, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share or otherwise process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information and personal data).
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
New data privacy and information security laws are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020 and requires companies that process personal data on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allow consumers to opt out of certain data sharing with third parties. The CCPA also provides for civil penalties for violations (up to $7,500 per intentional violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became effective on January 1, 2023, expands the compliance requirements and rights available to consumers under the CCPA. The CPRA also establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. As such, the CPRA may require additional compliance investment and potential business process changes in the meantime. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive data privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any data privacy and information security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive data, such as personal data, confidential patient or consumer information, whether by us, one of our business associates or another third-party, could negatively affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and information security. For example, the GDPR governs the processing (which can include any action, such as collection, use, storage adaptation or alteration, disclosure or transfer) of personal data relating to individuals located in Europe (including the UK). Among other things, the GDPR sets out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place to justify data processing activities; granting various rights for data subjects in regard to their personal data, such as the right to delete certain personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities

(and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit; and expanding the definition of personal data to include coded data and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million, £17.5 million, or, in each case, 4% of our global turnover, whichever is greater). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.
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
Moreover, complying with the various data privacy and information security laws that are applicable to us could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. In addition, these obligations may require us to change our business model. Any failure (or perceived failure) to comply could result in government enforcement actions (which could include civil or criminal penalties), private litigation, imprisonment of company officials, and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with privacy laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.
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
Most healthcare providers, including hospitals from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive during the clinical trial process, through our research collaborations, via our LungTraX Platform, and directly from individuals (or their healthcare providers) who enroll in our patient reimbursement support programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal data, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR and national legislation of European Union Member States or the UK.
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
We rely on trademarks, service marks, tradenames and brand names to distinguish our products from the products of our competitors and have registered or applied to register these trademarks. We have not yet registered certain of our trademarks and as a result we sell certain products using names that may not be protected or may be subject to third party challenges for infringement of such third party’s trademarks. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected.
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
•general economic, regulatory, and market conditions, including inflation, high interest rates, economic recessions or economic slowdowns;
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements

The following discussion includes trading arrangements adopted or terminated by our directors and officers during the three months ended September 30, 2024.
On July 7, 2024, Geoffrey Beran Rose, our Chief Commercial Officer, terminated his trading plan which was adopted on May 24, 2023. The trading plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provided for the potential sale of up to 56,855 shares of our common stock and was set to expire on August 20, 2024, or earlier if all transactions under the trading plan were completed or if the trading plan otherwise terminated according to its terms.
On August 26, 2024, Mr. Rose adopted a new Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 41,200 shares of our common stock. The trading arrangement will expire on October 31, 2025, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms.

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

PULMONX CORPORATION

Date: November 1, 2024	By:	/s/ Steven S. Williamson
Steven S. Williamson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 1, 2024	By:	/s/ Mehul Joshi
Mehul Joshi
Chief Financial Officer
(Principal Financial and Accounting Officer)