Form 10-K
period 2024-12-31
Pulmonx Corp
filed 2025-02-25
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 14, 2025, there were 39,796,420 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 28, 2024, was approximately $239.4 million. Solely for the purposes of this disclosure, shares of common stock held by executive officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

•our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
•our expectations regarding the impact of any public health crises on our business, financial condition and results of operations.
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
•If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as to our LungTraX Platform services or our clinical trials, claims that we breached our data protection obligations, harm to our reputation, business operations, and financial condition, as well as a loss of customers or sales;
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
•Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad. If we fail to obtain and maintain necessary regulatory approvals for the Zephyr Valve and related products, or if approvals or certification for future products and indications are delayed or not issued, it will negatively affect our business, financial condition and results of operations; and
•We may become involved in intellectual property litigation, infringement claims, or administrative proceedings that could be costly and could interfere with our ability to sell and market our products.

PART I
ITEM 1. BUSINESS
Overview
We are a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”). Our solution, which is comprised of the Zephyr Endobronchial Valve (“Zephyr Valve”), the Chartis Pulmonary Assessment System (“Chartis System”) and the LungTraX Platform (which is called the StratX Platform in international markets), is designed to treat severe emphysema patients who, despite medical management, are still profoundly symptomatic and either do not want or are ineligible for surgical approaches. Patients with severe emphysema generally experience a worse quality of life than patients with lung cancer, and we believe there is both an urgent clinical need and a strong market opportunity for a solution that is safe, effective and minimally invasive.
In 2018, we received pre-market approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”). The Zephyr Valve is now commercially available in numerous countries globally. We have established reimbursement in major markets in North America, Europe and Asia Pacific and the Zephyr Valve has been included in treatment guidelines for COPD worldwide.

Over 150 scientific articles have been published regarding the clinical benefits of Zephyr Valves, including multiple meta-analyses, review articles, cost-effectiveness analyses and risk-benefit analyses. The Zephyr Valve showed statistically significant improvements in lung function, exercise capacity and quality of life when compared to medical management alone in multiple randomized controlled clinical trials. Additionally, independent studies have demonstrated that Zephyr Valves deliver increases in the BODE Index (a multi-dimensional health status scoring system for patients with COPD) that have been associated with long-term survival benefits.
We also manufacture the AeriSeal System, which is a synthetic polymer foam designed to occlude, or close, collateral air channels in a target lung lobe and convert the target lung lobe to having little to no collateral ventilation (CV-). The AeriSeal System has received a “Breakthrough Device” designation by the FDA and a Certificate of Conformity (“CE Mark”) in Europe. The AeriSeal System is not approved by the FDA or approved for commercial sale in the United States. We are currently conducting a global clinical trial called CONVERT II to support a PMA application for the AeriSeal System.
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. In international markets, we employ both direct and distributor-based sales models. For the year ended December 31, 2024, we generated 96% of our revenue from markets where we sell directly.
We generated revenue of $83.8 million, with a gross margin of 74.0% and a net loss of $56.4 million, for the year ended December 31, 2024 compared to revenue of $68.7 million, with a gross margin of 73.9% and a net loss of $60.8 million, for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $467.6 million. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The LungTraX Platform, while used to identify patients eligible for treatment with Zephyr Valves, has not independently generated any revenue for us.
Our Market Opportunity
Overview of COPD and Emphysema
COPD refers to a group of lung diseases characterized by obstruction of airflow that interferes with normal breathing. According to the World Health Organization, COPD is the fourth leading cause of death worldwide, causing 3.5 million deaths in 2021, approximately 5% of all global deaths.
Emphysema, a form of COPD, is a debilitating and life-threatening disease that progressively destroys lung tissue, resulting in a diminishing ability to breathe and engage in the most basic daily activities such as climbing a flight of stairs, walking, or showering, leading to a high mortality rate. We estimate that there are approximately 8.5 million severe COPD patients in developed markets globally as of 2019, and we estimate approximately 3.2 million have severe emphysema. Of the approximately 3.2 million severe emphysema patients, we estimate that approximately 1.2 million may be eligible for treatment with Zephyr Valves, and an additional number may be able to be treated in the future with other technologies under development by us. We estimate this represents a global market opportunity of approximately $12 billion.
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
Our Solution
Our solution, which is comprised of the Zephyr Valve, Chartis System and LungTraX Platform, is designed to treat severe emphysema patients who, despite medical management, are still profoundly symptomatic and either do not want or are ineligible for surgical approaches.
We believe our solution provides the following important benefits:
•Significant, durable improvements in lung function, exercise capacity and quality of life, demonstrated in a substantial body of clinical data;
•Well-characterized safety profile, evidenced by the inclusion in global treatment recommendations and more than 40,000 patients treated globally with Zephyr Valves;
•High procedural success driven by innovative and effective patient assessment tools; and
•Minimally invasive procedure typically lasting approximately one hour.

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
•For physicians, the Zephyr Valve enables treatment for a patient population with few alternatives, and the combination of using the LungTraX Platform and Chartis System are designed to enable a simple, predictable and efficient patient selection process.
•For payors, treatment with the Zephyr Valve has been demonstrated to result in fewer complications and quicker recovery than invasive surgical alternatives and may reduce hospital stays for COPD and incidence of respiratory failure. We believe the combination of using the LungTraX Platform and Chartis System enables selection and treatment of patients most likely to benefit from our solution.
Treatment with Zephyr Valves
Patient Selection and Treatment Planning
Patients with advanced COPD routinely undergo a thorough diagnostic workup, which typically includes a high-resolution CT scan of their lungs to determine if they have severe emphysema and hyperinflation. If the patient meets medical eligibility criteria for Zephyr Valves, their CT scan data will be uploaded to our secure cloud-based CT analysis service, the LungTraX Platform. The treating physician receives an easy-to-read report that we designed for our solution (“StratX Lung Report”) and based on the report, CT scan and other clinical data, decides if the patient is a good candidate for treatment with Zephyr Valves and which lobes may be the best target for treatment. On the day of the procedure, a flexible camera called a bronchoscope is inserted into the lungs, and using the balloon catheter and console comprising the Chartis System, the physician can determine the presence or absence of collateral ventilation and confirm if the target lobe is likely to respond to treatment. If the assessment shows that there is little to no collateral ventilation to the target lobe (which would refill the lobe with air and limit benefit from the valves), the physician then proceeds to place Zephyr Valves in all airways leading to the target lobe. If there is collateral ventilation in the lobe, the physician may measure another lobe for possible treatment or decide not to treat the patient with valves.
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

LungTraX Platform
The LungTraX Platform is a cloud-based quantitative CT (“QCT”) analysis service that provides physicians with multiple products – LungTraX Connect, to improve workup efficiency, LungTraX Detect, to enable patient identification and an easy-to-read StratX Lung report that we designed for our solution that includes information on emphysema destruction, fissure completeness and lobar volume to help identify target lobes for treatment with Zephyr Valves. LungTraX Connect Software enables a streamlined, efficient, and collaborative workup process including CD-less uploading of CT images, a collaborative patient management tool, and a patient case list, which includes protected health information (“PHI”). LungTraX Detect allows for seamless picture archiving and communication system (“PACS”) integration and a rule-based screening of patients with emphysema using CT scans within the hospital PACS. The system continues to support the legacy process of manually uploading CT scans. After the CT scan is uploaded to a third-party cloud service provider, it is analyzed using validated algorithms. The LungTraX Platform is designed to enable physicians to screen treatment candidates non-invasively, prioritize between multiple potential treatment targets, if applicable, enhance case planning, and educate themselves and their patients using the simple-to-read StratX Lung Report.
In order to make the LungTraX Platform available to physicians, we contract with a third-party cloud service provider. We also contract with additional third-party service providers to analyze the CT scan data using their proprietary software and provide quantitative results via the StratX Lung Report. The StratX Lung Report is then made available to physicians in the LungTraX Platform. The software of each of these third-party service providers has received either 510(k) approval or successfully underwent a conformity assessment procedure with a Notified Body and was subsequently CE Marked in accordance with applicable legislation governing medical devices. We provide exclusive access to physicians to their LungTraX accounts and cases and monitor this CT scan upload and analysis process to ensure quality control.
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
The Chartis System offers a physiologic technique for measuring collateral ventilation and complements non-invasive estimates of fissure completeness. Other methods, such as using fissure analysis as a proxy measurement of collateral ventilation allows detection of an incomplete boundary between the lobes but does not measure how much air is flowing across this gap. Without assessment by the Chartis System, physicians may treat a lobe that has collateral ventilation, which will likely not respond to valve treatment, or unnecessarily rule out a patient who could potentially benefit from valve treatment.
Clinical Trials and Results
The safety, effectiveness and clinical benefits of the Zephyr Valve in patients selected using the Chartis System have been evaluated in multiple randomized controlled clinical trials that have collectively evaluated over 650 patients in Austria, Belgium, Brazil, France, Germany, the Netherlands, Sweden, the United Kingdom (“UK”) and the United States. The LIBERATE study which served as the basis for the FDA approval of our PMA application, met all its primary and secondary effectiveness endpoints, and the results were published in the American Journal of Respiratory and Critical Care Medicine in 2018. In addition, over 150 scientific articles have been published on the clinical use of Zephyr Valves, including multiple meta-analyses, review articles, cost-effectiveness analyses and risk-benefit analyses.
We followed patients enrolled in the LIBERATE study for up to five years for safety and effectiveness (FEV1) assessments and the findings demonstrating long-term durability (out to at least 5 years) were presented at the 2024 European Respiratory Society Congress in Vienna. We have also established three separate patient registries to collect additional real-world data on the safety and effectiveness (FEV1) of the Zephyr Valve in the United States, France and Japan. Results from the French registry demonstrating clinically meaningful benefits of the Zephyr valves with an acceptable safety profile were also presented at the 2024 European Respiratory Society Congress in Vienna.
As seen in the table below, the results from multiple randomized clinical trials have consistently shown statistically significant and clinically meaningful benefits of Zephyr Valves across multiple measures of effectiveness.

			Improvement in:
Randomized Controlled Clinical Trials	Size and Follow-up Period	Procedural Success (TLVR) MCID ≥ 350mL	Lung Function (FEV1%) ┬ MCID ≥ 10%-15%	Exercise Capacity (6MWD) ┬ MCID ≥ 26 m	Quality of Life (SGRQ) ┬ MCID ≥ -4 pts
LIBERATE	n = 190 12 Mo	84%	18.0% p<0.001	39 m p=0.002	-7.1 pts p=0.004
TRANSFORM	n = 97 6 Mo	90%	29.3 % p<0.001	79 m p<0.001	-6.5 pts p=0.031
IMPACT	n = 93 6 Mo	89%	16.3 % p<0.001**	28 m p=0.016**	-7.5 pts p<0.001**
STELVIO	n = 68 6 Mo	88%	17.8 % p=0.001	74 m p<0.001	‘-14.7 pts* p<0.001
_______________
┬ Difference between Zephyr Valve and control groups
* Per protocol, all other values listed are intention to treat (ITT)
** Data included in FDA-approved instructions for use (IFU)
The complications of treatment with Zephyr Valves can include but are not limited to pneumothorax, worsening of COPD symptoms, hemoptysis, pneumonia, dyspnea and, in rare cases, death. The most common side effect of Zephyr Valve placement is a pneumothorax, which is the collapse of a lung due to an air leak in the lung and is believed to be a direct result of rapid shifts in the lobar volumes in the chest as the target lobe deflates and the neighboring lobe expands. In clinical trials, in the incidence rate of pneumothorax in patients treated with the Zephyr

Valve is between 18% and 34%. In the LIBERATE Study, 17% of the pneumothorax events required no intervention and resolved on their own. While patients with a pneumothorax had a longer hospital stay of approximately a week versus the 3-night stay for patients who did not have a pneumothorax, following the successful resolution of the pneumothorax they had comparable outcomes to those who did not experience a pneumothorax.
Recent publications have reported improved survival in patients with severe hyperinflation undergoing bronchoscopic lung volume reduction (BLVR) with valves compared to a matched population not undergoing BLVR. Based on the strength of the clinical evidence, the Zephyr valves are included as a standard-of-care treatment option in global guidelines (Global Initiative for Chronic Obstructive Lung Disease; GOLD) with Evidence Level “A”.
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
We sell Zephyr Valves primarily through a direct sales force that engages with pulmonologists in the United States, Europe and Asia Pacific. Zephyr Valves are typically implanted by an interventional pulmonologist at a hospital, and patients are often evaluated in a multi-disciplinary team approach that includes other lung physicians, radiologists, respiratory therapy specialists and/or surgeons. Our sales personnel educate these stakeholders to ensure quality outcomes. We offer an in-depth training program developed in conjunction with leading global thought leaders and the largest pulmonary society in the United States. Our sales personnel educate hospitals to leverage their existing resources to efficiently establish and market Zephyr Valves as a service line. Our sales territory managers also call on community physicians, nurses, respiratory therapists and pulmonary rehabilitation centers to raise awareness of Zephyr Valves as a treatment option.
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
Third-Party Reimbursement
There are three key components for reimbursement in the United States: (1) coding, (2) payment and (3) coverage. Our patient access team is responsible for all aspects of our reimbursement processes and initiatives. In the United

States, our solution is generally reimbursed based on established Category I CPT and ICD-10 PCS codes and associated APC and MS-DRG payment groupings.
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
If a patient is positive for collateral ventilation following an assessment by the Chartis System, the patient is typically discharged the same day and the procedure therefore billed as an outpatient procedure. The national average payment for this procedure is sufficient to cover costs of the procedure. If a patient receives Zephyr Valves, there is no separate reimbursement for the Chartis System procedure; rather, the provider receives payment for the endobronchial valve procedures as described above.
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
A majority of our patients are Medicare-eligible beneficiaries. Without a national coverage determination (“NCD”) or a local coverage determination (“LCD”), Medicare claims are processed by Medicare Administrative Contractors

(“MACs”), which assess coverage under Medicare’s reasonable and necessary standard. We estimate that roughly 75% of the potential Zephyr Valve patient population are Medicare beneficiaries, 5% Medicaid and 20% of the potential Zephyr Valve patient population is under third-party commercial payor policies or other government programs.
Commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have all issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental.
Prior Authorization Approval Process
A key element of our reimbursement strategy includes leveraging our patient reimbursement support team and knowledge of the published clinical data and global treatment recommendations for the management of COPD and emphysema to assist patients and physicians in obtaining appropriate prior authorization approvals in advance of treatment for payors that require it. We believe our patient reimbursement support team is highly effective in working with patients and physicians to obtain appropriate prior authorizations for the Zephyr Valve treatment even when a non-coverage policy exists. We expect that continued patient demand coupled with successful appeals of any initially denied prior authorization requests will lead to more positive coverage policies.
Reimbursement Outside of the United States
Outside of the United States, reimbursement levels vary significantly by country and by patient. Reimbursement is obtained from a variety of sources, including national health care systems or private health insurance plans, or combinations thereof. We have established market access in countries across Europe and Asia Pacific, including Australia, Austria, Belgium, France, Germany, Japan, the Netherlands, United Kingdom, Scotland, South Korea, Switzerland, and other countries. The procedure is now included as a treatment option in national and international COPD management and treatment guidelines across Europe and Asia Pacific.
Research, Development and Clinical Programs
Our research and development team continues to design, develop and test new innovations to improve patient outcomes and expand our addressable market. We also work with external vendors in the design and testing of new technologies.
Our pipeline of products that we are currently considering includes innovations in image analysis to support advanced patient selection and optimize patient outcomes, catheter technologies to improve Chartis System assessment, valve deliverability and reduce procedure time and the use of the AeriSeal System for addressing the needs of severe emphysema patients who are not eligible for Zephyr Valves due to collateral ventilation.
The AeriSeal System is a synthetic polymer foam designed to occlude, or close, collateral air channels in a target lung lobe and convert the target lung lobe to having little to no collateral ventilation (CV-). We believe that the AeriSeal System would enable the treatment of patients with collateral ventilation, which would complement the screening of patients for Zephyr Valves. We have successfully undertaken the conformity assessment procedure in the EU with a Notified Body and CE marked AeriSeal System on the basis of the MDD (as defined below), which we continue to place on the market in accordance with the transitional provisions of the MDR (as defined below), and have Therapeutic Goods Administration approval in Australia for the medical device and have completed initial feasibility research. In December 2020, the AeriSeal System received designation as a Breakthrough Device by the FDA. We received an IDE approval to commence a clinical trial with the AeriSeal System. We shared the clinical data from the full 101-patient cohort in the AeriSeal CONVERT Trial at the 2024 European Respiratory Society Congress in Vienna. The CONVERT Trial data demonstrates that the AeriSeal System is safe and effective in occluding small airways and/or collateral air channels, allowing patients with collateral ventilation to undergo, and benefit from, treatment with Zephyr Valves with 77.6% of patients converted from CV+ to CV-. If successfully developed and approved, the AeriSeal System could further expand the addressable market of our solution.

Competition
Our industry is highly competitive and subject to rapid change from the introduction of new products and technologies and other activities of industry participants.
We are positioning our solution as an alternative to existing treatments of severe emphysema. These treatments include medical management, other minimally invasive treatments, LVRS and lung transplantations. The primary competitive products include the Spiration Valve System (Olympus Corporation) and the InterVapor System (Broncus Medical, Inc.; not approved for use in the United States). The Spiration Valve System is an endobronchial technology designed to offer patients with severe emphysema a minimally invasive treatment option for lung volume reduction by redirecting air away from diseased areas of the lung to healthier tissue so that patients may breathe easier. Like Zephyr Valves, the Spiration Valve System is indicated to treat patients with heterogeneous emphysema; however, the Spiration Valve System is contraindicated for patients with homogeneous emphysema. We believe our solution competes favorably with the Spiration Valve System for several reasons, including the strength of our published clinical data, differentiated patient selection tools and our comprehensive technical and reimbursement support. InterVapor System offers a non-surgical and non-implant therapy developed for lung disease including emphysema and lung cancer where vapor ablation is simply the application of heated pure water to tissue.
In addition to existing competitors, other companies may acquire or in-license competitive products and could directly compete with us.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2024, we had 34 patent families in force worldwide. As of December 31, 2024, we had rights to 71 issued United States patents, 11 pending United States patent applications, 114 issued foreign patents and 13 pending foreign patent applications. Our most material foreign patents issued and patent applications pending are in the European Union (“EU”), France, Germany, Japan and the United Kingdom. Our patents cover aspects of our current Zephyr Valve, loading system, airway sizing, EDC, Chartis System, AeriSeal System, LungTraX Platform, and future product concepts. The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. Our patents expire between 2025 and 2042. Once a patent expires, the protection ends, and an invention enters the public domain; that is, anyone can commercially exploit the invention without infringing the patent.
We also rely upon trademarks to build and maintain the integrity of our brand. As of December 31, 2024, we had 10 registered trademarks, some of which apply to multiple countries, and several pending trademark applications in various countries.
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
Manufacturing and Supply
We manufacture all our products — valves, delivery catheters, balloon catheters and the Chartis System console — at our headquarters located in Redwood City, California where we lease approximately 50,000 square feet of space. Our lease terminates on July 31, 2035.
We rely on a combination of in-house processing and third-party suppliers for raw materials and components. We have supply agreements with a few critical suppliers while procuring most of our materials on a purchase order basis. Suppliers are routinely evaluated based on industry standards including on-site audits, as required, to be approved. We have a strict change control policy with our suppliers to ensure that no design or process changes are made without our prior approval. Several components used in our devices rely on single source suppliers and we routinely prioritize, evaluate and qualify backup sources. The manufacture of the AeriSeal System, which is still in development, is completely outsourced to a contract manufacturer. The LungTraX Platform’s QCT service is currently outsourced as well. We host the customer-facing web portal for the LungTraX Platform while using a third-party cloud service provider to direct CT scan uploads from customers to third-party providers.
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
The FDA monitors compliance with the Quality Management Systems Regulations (“QMSR”) through periodic inspections of our facilities, which may include inspection of our suppliers’ facilities as well. Our European Union Notified Body and Great Britain approved body, British Standards Institute (“BSI”), monitors compliance with the European Union Medical Devices Directive (Council Directive 93/42/EEC) (“MDD”), the Medical Device Regulation (Regulation (EU) 2017/745) (“MDR”), and the UK Medical Devices Regulations 2002 requirements through both annual scheduled audits and periodic unannounced audits of our manufacturing facilities as well as our contract third-party suppliers’ facilities.

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
Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to General Controls. Class II devices are additionally subject to special controls and most are subject to premarket review and clearance by the FDA through the 510(k) process.
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
European Union
Our portfolio of products is regulated in the European Union as a medical device per the European Union MDD and the MDR.
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
The MDR includes transitional provisions, amended by Regulation (EU) 2023/603. Accordingly, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from May 25, 2017, and which remained valid on May 26, 2021 and have not since been withdrawn will, with certain exceptions, remain valid until December 31, 2027 for Class III and Class IIb implantable medical devices and until December 31, 2028 for other Class IIb, Class Iia and Class I devices with a measuring function or which are sterile. Class I medical devices, for which the conformity assessment procedure in accordance with the MDD or the AIMD did not require the involvement of a Notified Body but will require the involvement of a Notified Body in accordance with the MDR and for which an EU Declaration of Conformity was issued in accordance with the MDD or the AIMD prior to May 26, 2021, can continue to be placed on the EEA market until December 31, 2028. Manufacturers of medical devices may only benefit from the above extended transitional provisions deadlines if the following conditions are fulfilled: (i) the devices continue to comply with the requirements of the MDD or AIMD, (ii) there are no significant changes in the design and intended purpose, (iii) the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health, (iv) the manufacturer implements a quality management system by May 26, 2024 which complies with the requirements of the MDR, (v) by May 26, 2024 an application is lodged with a Notified Body for conduct of the conformity assessment of the devices covered by the CE Certificate of Conformity, or the devices intended to substitute for such devices, in accordance with the MDR and a related written agreement is signed with the Notified Body by September 26, 2024, and (vi) from May 26, 2021, compliance with the MDR relating to post-market surveillance, market surveillance, vigilance, registration of economic operators and of devices is ensured in place of the corresponding requirements in the MDD or AIMD.
In addition, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from May 25, 2017, which were valid on May 26, 2021 and have not been withdraw since but which expired before March 20, 2023, will only continue to be valid in accordance with the extended transitional deadlines above if either (i) the manufacturer signed a written agreement with a Notified Body for the conformity assessment of the device covered by the expired CE Certificate of Conformity, or the device intended to substitute that device, in accordance with the MDR before the date of expiry of the CE Certificate of Conformity, or (ii) a competent authority of an EU Member State has granted a derogation from the application conformity assessment procedure in accordance with Article 59(1) or Article 97(1) of the MDR.
Our devices are Class IIa and Class IIb medical devices on the basis of the MDD and require the involvement of a Notified Body. The AeriSeal System is expected to be classified as Class III on the basis of the MDR. We are currently placing our medical devices on the market in accordance with the MDR, as well as the stringent requirements of the transitional provisions of the MDR, which, among other conditions, requires continuous compliance with the requirements of the MDD, as applicable to our products, and the guidance of the European Commission’s Medical Devices Coordination Group. For those devices we are placing on the market in accordance with the transitional provisions of the MDR (the Zephyr System, the AeriSeal System and the Chartis Console (for which we have received a CE certificate under the MDR and are transitioning to the MDR)), we intend to complete conformity assessment procedures in accordance with the MDR prior to the expiration of our existing CE Certificate(s) of Conformity issued by our Notified Body BSI on the basis of the MDD, in accordance with the transitional provisions of the MDR.
The UK left the EU in January of 2020 and the transitional period ended on December 31, 2020. In light of the fact that the CE Marking process is set out in EU law, which no longer applies in the UK (apart from in certain limited circumstances in Northern Ireland), the UK has implemented a new route to market, to replace the CE Mark, culminating in a UKCA Mark. Northern Ireland will, however, continue to be covered by the regulations governing CE Marks. The UK Medicines and Healthcare products Regulatory Agency (‘‘MHRA’’) has established transitional provisions to recognize the acceptance of certain CE marked medical devices on the market in Great Britain until June 30, 2028 or June 30, 2030, depending on the type of device and its classification, at the latest. Accordingly, medical devices which, for example, meet all requirements of the EU MDD and have a valid CE Certificate of Conformity and EU Declaration of conformity issued under the MDD prior to May 26, 2021, may be placed on the market until the sooner of expiry of the CE Certificate of Conformity or June 30, 2028. Medical devices which meet all requirements of the EU MDR may be placed on the market until June 30, 2030. Manufacturers of medical devices located outside the UK, including manufacturers of CE marked medical devices, need to appoint a UK Responsible Person before the devices may be placed on the UK market. The UK government plans on introducing new legislation governing medical devices which they have indicated is to be delivered though secondary legislation. The first piece of legislation was laid in 2024 and updates post-market surveillance requirements. Additional instruments are currently scheduled to follow in 2025 and 2026 to introduce new pre-market requirements including international reliance, and further enhancements to the regulations.
Our devices were regulated under MDD prior to Brexit and are subject to the UK Medical Devices Regulations 2002. Pulmonx has registered all products in accordance with the UK Medical Devices Regulations 2002, we received a UK Declaration of Conformity from our Great Britain Approved Body BSI and we place our products on the Great British market under a UKCA Mark.
In addition, the advertising and promotion of medical devices in the EU is subject to the national laws of the individual EU Member States that implemented the MDD, the AIMD and that apply the MDR, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EU Member States governing the advertising and promotion of medical devices. EU Member States’ national legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
Health Insurance Portability and Accountability Act
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing privacy and security regulations, established federal protection for the privacy and security of health information. HIPAA applies to Covered Entities and their respective Business Associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a Covered Entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, HIPAA requires Covered Entities to execute Business Associate Agreements with their Business Associates and subcontractors who provide services for or on behalf of Covered Entities. Business Associates have a corresponding obligation to maintain appropriate Business Associate Agreements under HIPAA. In certain circumstances, we may be considered a Business Associate and be responsible for implementing reasonable administrative, physical and technical safeguards as required by HIPAA, including, among other things, maintaining Business Associate Agreements with our customers and our subcontractors that have access to protected health information on our behalf. In addition, companies that would not otherwise be subject to HIPAA may become contractually obligated to follow HIPAA requirements through agreements with Covered Entities and Business Associates, and some of our customers may require us to agree to these provisions.
Privacy and Information Security Laws
In the ordinary course of our business, we process personal data, including health data collected through the clinical trial process, our research collaborations, our LungTraX Platform, and directly from individuals or their healthcare providers under our patient reimbursement support programs. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards and contractual obligations related to data privacy, security, and protection. Such obligations may include, without limitation, the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), and the EU GDPR as it forms part of UK law (the “UK GDPR”) (collectively, the “GDPR”). In addition, states within the United States and other jurisdictions where we do business have enacted or are considering enacting similar data privacy laws.
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
United States Centers for Medicare and Medicaid Services (“CMS”)
Medicare is a federal program administered by CMS through Medicare Administrative Contractors (“MACs”). Available to individuals age 65 or over, and certain other individuals, the Medicare program provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and copayments.
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
The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. There have been executive, judicial and congressional challenges, and a number of health reform measures that have impacted certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future, including congressional legislation to modify or replace the Affordable Care Act or elements of the Affordable Care Act. It is unclear how such challenges and such healthcare reform measures will impact the Affordable Care Act and our business.

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
EU Health Reform
Moreover, in the EU some countries may, after the medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medical devices, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021 the HTA Regulation was adopted and entered into force on January 11, 2022. It began to apply on January 12, 2025.
Human Capital Management
Employees, Talent Management & Development
As of December 31, 2024, we had a total of 291 full time employees, with 226 employees in the U.S., 54 in Europe, and 11 in Asia Pacific. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that we have good relations with our employees. We believe that our employees are the foundation of our business and we are committed to the development and retention of our workforce.
Code of Business Conduct and Business Ethics
We are dedicated to conducting our business consistent with the highest standard of business ethics. Each employee receives and agrees to follow the Company’s Code of Business Conduct and Ethics. Employees are encouraged to discuss any related concerns with management or report concerns anonymously through an Ethics Hotline.
Culture of Inclusion
At Pulmonx, we are committed to creating and nurturing an inclusive workplace, where everyone feels respected, valued, and included – not only because it’s the right thing to do, but also because we strongly believe that it’s vital to our success and crucial to fully support the communities we serve. We value a variety of perspectives and experiences. We continue to create an inclusive culture where differences drive innovation.
Talent and Compensation Philosophy
We are committed to attracting the best talent available, while providing our employees with challenging work in a fast-paced environment. To ensure we can attract, retain and develop high performing teams, we offer competitive, market-based salaries and an annual cash bonus program. Additionally, to further align the interests of our employees with those of our shareholders, employees in most of the countries where we operate have the opportunity to have an ownership interest in our company. We have an equity-based incentive plan that provides for the grant of stock options and awards to eligible employees. Additionally, we offer an employee stock purchase plan that enables eligible employees to purchase our common stock at a discount through payroll contributions. We engage external compensation advisors to guide our efforts in developing cash and equity rewards programs that are competitive with our peer companies.
We offer competitive health and welfare programs to support our employees and their families’ physical, mental, and financial well-being. Our program offerings include the following:
•Medical, dental and vision insurance
•Retirement plan
•Flexible Spending Accounts for medical expenses, childcare, parking and transit
•Life insurance
•Short & long-term disability
•Paid time off
•Employee assistance program
Employee Health and Safety
The health and safety of our employees is a key focus at our Company. We are committed to protecting our employees everywhere we operate and we comply with applicable health and safety laws and regulations. We strictly prohibit any violent or threatening behavior on our premises or during any work-related activities.
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
We have incurred net losses since our inception. For the years ended December 31, 2024 and December 31, 2023, we had net losses of $56.4 million and $60.8 million, respectively, and we expect to continue to incur additional losses. As of December 31, 2024, we had an accumulated deficit of $467.6 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances, certification or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
•the impact of any public health crisis on our business, financial condition and results of operations;

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
Our business currently depends entirely on our ability to successfully commercialize the Zephyr Valve, as well as our overall solution, in a timely manner. We have no other therapeutic products currently approved for sale in the United States and we may never be able to develop additional marketable products or enhancements to the Zephyr Valve solution. Additionally, although we do sell and rent the Chartis System and sell the catheters used for the delivery of the Zephyr Valve and in connection with the Chartis System, these sales and rentals are ultimately dependent on sales of the Zephyr Valve as they are not used independently. Currently, our solution is only available to treat patients with severe emphysema in the United States and additional limited indications internationally where we have obtained the necessary regulatory approvals, certification or clearances. Therefore, we are dependent on widespread market adoption of our solution for this limited use-case and we will continue to be dependent on this use-case for the foreseeable future. There can be no assurance that our solution will gain a substantial degree of market acceptance among specialty physicians, patients or healthcare providers. Our failure to successfully increase sales of our solution or develop solutions that address forms of COPD beyond severe emphysema and obtain any necessary regulatory approvals, certification or clearances in connection therewith could negatively affect our business, financial condition and results of operations.
Our success depends in large part on the success of the Zephyr Valve. If we are unable to successfully market and sell the Zephyr Valves, as well as our overall solution, to patients with severe emphysema, it will negatively affect our business, financial condition and results of operations.
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the years ended December 31, 2024 and December 31, 2023 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
•access to hospital bidding processes;
•a decrease or delay in the number of procedures performed using our solution as a result of a public health crisis;
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of December 31, 2024, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving prior authorization requests on a case-by-case basis.
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
We rely on third-party service providers to upload and analyze CT scan data on the LungTraX Platform. In order to make the LungTraX Platform available to physicians, we contract with a third-party cloud service. This third-party cloud service enables physicians to upload CT scan data while removing PHI of patients from that data. We also contract with additional third-party service providers to analyze the CT scan data using their proprietary software, and provide quantitative results via an easy-to-read StratX Lung Report. The StratX Lung Report is then made available to physicians in the third-party cloud service.
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
If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as to our LungTraX Platform services or our clinical trials, claims that we breached our data protection obligations, harm to our reputation, business operations, and financial condition, as well as a loss of customers or sales.
In the ordinary course of business, we or the third parties with whom we work, collect, store, receive, generate, use, transfer, disclose, make accessible, share, protect, secure, dispose of or transmit (collectively, “process”) proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information and personal data).
We rely extensively on information technology (“IT”) systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided or used by third parties or their vendors, to assist in conducting our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. A third party with whom we work has experienced a security incident that affected us, and other such third parties may experience incidents that could affect us in the future. In January 2025, Intelerad Medical Systems, a third party that provides CT scan transfer and storage services and PACS gateway connection services for our LungTraX Platform, notified us that it was affected by a security incident. The vulnerability affected Intelerad’s vendor, SimpleHelp, which offers certain remote support services. Our applications development and internal IT teams investigated the incident and concluded that it did not impact our account or the LungTraX network. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Although we have implemented policies and procedures designed to ensure compliance with applicable data privacy and information security laws and regulations and we take measures to protect sensitive information from unauthorized access or disclosure, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our IT systems (such as our hardware and/or software, including that of third parties with whom we work). However, we have not in the past, and may not in the future, detect and remediate all such vulnerabilities including on a timely basis. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we have in the past, and may in the future, experienced delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Our IT and infrastructure, and other third parties, including technology partners and providers, face and may be vulnerable to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. In addition to traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems, operations and supply chain.
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
Although the aggregate impact of security incidents on our operations and financial condition has not been material to date, we have occasionally been the target of events of this nature and expect them to continue as security threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. For example, we have been the target of unsuccessful phishing attempts in the past and expect such attempts will continue in the future. Additionally, the Company launched the LungTraX Platform in 2024 which will involve the processing of more patient PHI in the Company-managed system in our capacity as a Business Associate (as defined by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)), the unintended release of which could have additional material adverse impacts on the Company financially and reputationally. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems or other information technology infrastructure change frequently and may not be detected until after an incident has occurred. We are investing in protections and monitoring practices related to our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. However, it may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and information security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. We cannot assure you that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns and breaches could negatively affect our business, financial condition and results of operations and our reputation.
We or the third parties with whom we work have in the past experienced, and may in the future experience, security incidents, or we may be perceived to have experienced, security incidents, we may experience material adverse consequences such as: government enforcement actions that could include investigations, fines, penalties, consent decrees, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; or orders to destroy or not use personal data. Applicable data privacy and information security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors of security incidents. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements, could lead to adverse consequences. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations, including, without limitation, in class action litigation. Security incidents could also result in indemnity obligations, negative publicity and financial loss.
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
The reliability and continuous availability of our LungTraX Platform is critical to our success. However, software such as ours, or that of third parties that we utilize within the LungTraX Platform, can contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. The LungTraX Platform is a new service for us and we have limited experience installing and managing this platform and the services that we render though this platform. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such fix may be difficult to push out to our customers or may otherwise be delayed. Additionally, our business depends upon the appropriate and successful implementation of our platform by our customers. If our customers fail to use our platform according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring of significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities, and could result in reputational harm.
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
•the impact of a public health crisis on our business, financial condition and results of operations;
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
Further, cigarette smoking is one of the leading causes of COPD and emphysema. It is estimated that smoking accounts for as many as 80% of COPD-related deaths and 38% of the nearly 16 million adults in the United States diagnosed with COPD report being current smokers. The overall rate of smoking among the U.S. adult population has been steadily declining from 42.4% in 1965 to 11.6% in 2022 and there are increased efforts to decrease the rate of smoking globally. If the overall rate of smokers continues to decline, this may eventually decrease the number of patients suffering from COPD and emphysema and, accordingly, who would benefit from our solution.
If the actual number of patients who would benefit from our solution, the price at which we can sell future products, or the annual total addressable market for our solution is smaller than we have estimated, it may impair our sales growth and negatively affect our business, financial condition and results of operations.
Failure of our information technology system, process, or site, or those of the third parties with whom we work, could negatively affect our business, financial condition and results of operations.
We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution, and maintenance of our products, as well as for accounting, data storage, compliance, purchasing, and inventory management. We also depend on the information technology systems of third parties for the analysis, data storage, and communication associated with the LungTraX Platform. Our information technology systems, and those of the third parties with whom we work, have in the past been subject to and may in the future be subject to, or we may be perceived as having been subject to, security incidents. These security incidents may include computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, damage or interruption from fires or other natural disasters, hardware failures, telecommunication failures and user errors, among other malfunctions. We, and the third parties we rely upon, have in the past been subject to and may in the future be subject to an unintentional event that involves a third party gaining unauthorized access to our or our third parties’ systems, which could disrupt our operations, corrupt our data or result in release of our sensitive information. Technological interruptions could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers or disrupt our customers’ ability use our products for treatments.
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
In March 2021, we entered into an Amended and Restated Loan and Security Agreement (as amended, the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), under which we have borrowed $37.0 million in debt financing as of December 31, 2024. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Our industry is subject to rapid change from the introduction of new products and technologies and other activities of industry participants. There are a range of pharmaceutical and biologic agents on the market to manage COPD and emphysema symptoms. New product introductions may lead some patients to become less symptomatic and no longer seek additional treatment or may delay referrals as physicians attempt an additional drug treatment before referring for a procedure.
Our goal is to establish our solution as a standard of care for severe emphysema. Existing treatments include medical management, LVRS, lung transplantation as well as other minimally invasive treatments. The primary competitive products include the Spiration Valve System (Olympus Corporation) and the InterVapor System (Broncus Medical, Inc.; not approved for use in the United States). The Spiration Valve System is an endobronchial technology designed to offer patients with severe emphysema a minimally invasive treatment option for lung volume reduction by redirecting air away from diseased areas of the lung to healthier tissue so that patients may breathe easier. Like Zephyr Valves, the Spiration Valve System is indicated to treat patients with heterogeneous emphysema; however, the Spiration Valve System is contraindicated for patients with homogeneous emphysema. The InterVapor System offers a non-surgical and non-implant therapy developed for lung disease including emphysema and lung cancer where vapor ablation is simply the application of heated pure water to tissue. These technologies, other products that are in current clinical trials, new drugs or additional indications for existing drugs could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and patient acceptance.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of December 31, 2024, we had $101.5 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $467.6 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
•the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and
•the impact of public health crises on our business, financial condition, and results of operations.
We may require additional financing to fund working capital and pay our obligations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings or debt financings. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may negatively affect our business, financial condition and results of operations. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available on reasonable terms, or at all.
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
Sales in markets outside of the United States accounted for approximately 32.6% and 33.1% of our revenue for the years ended December 31, 2024 and December 31, 2023, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, Japan, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
•the impact of public health crises;
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
A public health crisis could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products and impact our business, financial condition and results of operations.
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
Significant changes or developments in U.S. and international laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, could have a material adverse effect on our business and financial condition.
From time to time, the U.S. government has indicated a willingness to revise, renegotiate, or terminate various existing multilateral trade agreements and to impose new taxes and restrictions on certain goods imported into the U.S. For example, the Trump administration has indicated various intentions to impose new tariffs on goods imported from China and on other U.S. imports and make substantial changes to trade policies, which could result in the imposition of retaliatory tariffs on U.S. exports in affected countries. Because we rely on a global sourcing strategy and significant international sales, significant changes or developments in U.S. and international laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, could increase our costs, increase our customers’ costs and adversely impact our customers’ business and financial condition, make our products less competitive in the U.S. and other markets affected by such actions, and materially adversely affect our business and financial condition. Although the ultimate scope and timing of any such tariffs or changes to trade policies is indeterminable, if implemented, they could have a significant impact on our results of operations and financial condition.

Public health crises have in the past and may in the future have a material adverse impact on our business, financial condition and results of operations.
Public health crises and other events beyond our control, have in the past and may in the future have a material adverse impact on our business, financial condition and results of operations. For example, the COVID-19 pandemic and related governmental and societal responses to mitigate its impact had a material adverse impact on our business, financial condition and results of operations by decreasing and delaying procedures performed using our products due to healthcare organizations prioritizing the treatment of patients with COVID-19 and altering their operations to respond to the pandemic.
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
Potential natural disasters could damage, destroy or disrupt clinical study sites, our office spaces, manufacturing facilities, and/or warehouses, which could have a significant negative impact on our operations.
We are vulnerable to the increasing impact of climate change and other natural disasters. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters. Such extreme weather events, or other natural disasters such as earthquakes, can cause power outages and network disruptions that may result in disruption to operations and may impact our ability to continue or complete our clinical studies, which will negatively impact our operations and delay our plans to commercialize our product candidates. They could also cause significant damage to or destruction of our clinical study sites resulting in temporary or long-term closures of these facilities. Such disasters could also result in loss or damage to office buildings, manufacturing facilities, employee and/or patient homes, employees and/or patients relocating to other parts of the country or being unwilling to travel to the clinical study site locations, and the inability to recruit key employees and/or enroll patients. This could result in adverse impacts to the available workforce and/or patients, damage to or destruction of materials and/or data, or the inability to conduct clinical studies and deliver new data.
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
The Zephyr Valve, and any other medical device products for which we obtain the necessary approvals are subject to extensive regulation by the FDA in the United States and comparable foreign regulatory authorities abroad. Regulations specific to medical devices are wide ranging and govern, among other things:
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
•post-market approval studies; and
•product import and export.
The 510(k) or PMA and foreign equivalents process can be expensive, lengthy and unpredictable. We may not be able to obtain any necessary clearances, certification or approval or may be unduly delayed in doing so, which will negatively affect our business, financial condition and results of operations. Furthermore, even if we are granted regulatory clearances, certification or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained PMA approval and CE marked our product after obtaining related CE Certificates of Conformity to market the Zephyr Valve, the AeriSeal System, the Chartis Catheter and the Chartis Console, our approval and CE Certificates of Conformity can be revoked if safety or efficacy problems develop.
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
In addition to changes to the regulatory environment in the United States, there have been changes to the regulatory environment in certain foreign jurisdiction in which we operate. For example, the European Union Medical Device Regulation (Regulation (EU) 2017/745) (“MDR”) became applicable in 2021 and includes transitional provisions that have been subject to multiple amendments. We are currently placing our medical devices on the market in accordance with the requirements of the MDR, including the stringent requirements of the transitional provisions of the MDR which, among other conditions require continuous compliance with the requirements of the European Union Medical Devices Directive (Council Directive 93/42/EEC) (“MDD”) and the guidance of the European Commission’s Medical Devices Coordination Group. For those devices that we place on the market in the EU on the basis of the transitional provisions of the MDR, we intend to complete conformity assessment procedures for such medical devices in accordance with the MDR prior to the expiration of our existing CE Certificate(s) of Conformity issued by our Notified Body, BSI, issued on the basis of the MDD, in accordance with the transitional provisions of the MDR. The changes to the regulatory system implemented in the EU by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfilment of the obligations imposed by the MDR may cause us to incur substantial costs. We may be unable to fulfil these obligations for medical devices we intend to place on the EU market, or our Notified Body, where they are involved, may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the MDR. We must obtain the appropriate CE Certificate(s) of Conformity in accordance with the MDR to continue to place our products on the EU market, or other countries that relate their medical device regulations to a CE mark, once we can no longer benefit from the transitional provisions of the MDR. The modifications of the MDR may have an effect on the way we conduct our business in the EEA. Additional regulatory changes may negatively affect our business, financial condition and results of operations.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on covered entities, including certain healthcare providers, health plans and healthcare clearinghouses, and their respective Business Associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a Covered Entity as well as their covered subcontractors; HIPAA also created criminal liability for, among other things, knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
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
In the EU, the MDR imposes strict post-market regulatory requirements which are also applicable to those devices for which we have obtained a CE Certificate of Conformity on the basis of the MDD and which we continue to place on the EU market on the basis of the transitional provisions of the MDR.
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
Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s QSR and the European Union MDR, including Quality Management System requirements, both of which cover procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of Zephyr Valves, the AeriSeal System, the Chartis Catheter and the Chartis Console. We are also subject to similar state requirements and licenses, and comply with ongoing International Organization for Standardization (“ISO”) in all operations, including design, manufacturing, and service, to maintain our CE Marks. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, competent authorities of EU Member States, European Union Notified Bodies and comparable authorities in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances, certification and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would negatively affect our business, financial condition and results of operations. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.
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
We also maintain a CE Certificate of Conformity in accordance with the MDD and a separate CE Certificate of Conformity in according with the MDR for the design and manufacture of our products issued by BSI in the Netherlands, our European Notified Body. We believe that we are in compliance, in all material respects, with the MDD and MDR, as applicable to our products.
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
We have obtained PMA approval and a CE Certificate of Conformity for the Zephyr Valve in accordance with the MDD. Additionally, we have received a CE Certification of Conformity for the AeriSeal System in accordance with the MDD and we are currently conducting a global clinical trial designed to support PMA approval for the AeriSeal System. We have also obtained a CE Certificate of Conformity in accordance with the MDR for the Chartis Catheter and the Chartis Console. In order to obtain PMA approval for a device, the sponsor must conduct well-controlled clinical trials designed to assess the safety and efficacy of the product candidate. Similar requirements may apply outside the U.S. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.
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
There have been executive, judicial and congressional challenges and amendments to certain aspects of the Affordable Care Act. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future, including congressional legislation to modify or replace the Affordable Care Act or elements of the Affordable Care Act. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the Affordable Care Act and our business, financial condition and results of operations.
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
The current administration and Congress may pursue significant changes to the current healthcare laws. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may negatively affect our business, financial condition and results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may negatively affect our business, financial condition and results of operations.
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
We and the third parties with whom we work are subject to stringent and evolving obligations related to data privacy and information security. Our (or the third-parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse business impacts.
In the ordinary course of business, we or the third parties with whom we work, may collect, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share or otherwise process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information, and personal data including PHI).
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
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have enacted data localization requirements, including, for example, the executive order on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern issued in February 2024.
We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personal data and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience security incidents or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy and information security laws and regulations, which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and information security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information. We publish privacy policies, marketing materials, white papers and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy, information security and artificial intelligence. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI/machine learning (“ML”). For example, European regulators enacted a stringent AI regulation, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
We face potential liability related to the privacy of health information we obtain.
Most healthcare providers, including hospitals from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. As a result of our LungTrax Platform, we may be considered a Business Associate under HIPAA in some circumstances where we would be subjected to its requirements and significant penalties as well as related contractual obligations. As a Business Associate, we would be responsible for implementing reasonable administrative, physical and technical safeguards as required by HIPAA, including, among other things, maintaining Business Associate Agreements with our customers and our subcontractors that have access to protected health information on our behalf. Moreover, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive during the clinical trial process, through our research collaborations, via our LungTraX Platform, and directly from individuals (or their healthcare providers) who enroll in our patient reimbursement support programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal data, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR and national legislation of European Union Member States or the UK.
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
Risks Related to Our Intellectual Property
We may become involved in intellectual property litigation, infringement claims, or administrative proceedings that could be costly and could interfere with our ability to sell and market our products.
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
As a public company, we are subject to the reporting requirements of the Exchange Act Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel have devoted, and continue to devote, a substantial amount of time to compliance with these requirements. Moreover, compliance with these rules and regulations increase our legal and financial costs and make some activities more time-consuming and costly. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with evolving laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
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
As of December 31, 2024, the Company has not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, but there can be no assurance that any such risk will not materially affect the Company in the future. See Part I, Item 1A, “Risk Factors” for a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, including the risk factor titled, If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as to our LungTraX Platform services or our clinical trials, claims that we breached our data protection obligations, harm to our reputation, business operations, and financial condition, as well as a loss of customers or sales.

Governance
Our board of directors address the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including the Company’s oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of Company management, including the Senior Director of Information Technology, who has worked in various roles responsible for securing networks and application systems, the Chief Executive Officer, the General Counsel, and the Chief Financial Officer. These members of management are responsible for hiring appropriate personnel, integrating cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. They are also responsible for approving budgets, helping to prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. When incidents are identified, these members of management are responsible for determining whether such incidents are material and may escalate material incidents to the Audit Committee and/or investors, based on the particular circumstances.
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
Holders of Common Stock
As of February 14, 2025, there were approximately 126 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in the street name by brokers and other nominees.
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
Overview
We are a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease. Our solution, which is comprised of the Zephyr Valve, the Chartis System and the LungTraX Platform, is designed to treat severe emphysema patients who, despite medical management, are still profoundly symptomatic and either do not want or are ineligible for surgical approaches.
In 2018, we received pre-market approval from the FDA for the Zephyr Valve, following its “Breakthrough Technology” designation. The Zephyr Valve is commercially available in numerous countries globally. We have established reimbursement in major markets in North America, Europe and Asia Pacific and the Zephyr Valve has been included in treatment guidelines for COPD worldwide.
We also manufacture the AeriSeal System, which is a synthetic polymer foam designed to occlude, or close, collateral air channels in a target lung lobe and convert the target lung lobe to having little to no collateral ventilation (CV-). The AeriSeal System has received a “Breakthrough Device” designation by the FDA and a Certificate of Conformity (“CE Mark”) in Europe. The AeriSeal System is not approved by the FDA or approved for commercial sale in the United States. It is in a global clinical trial called CONVERT II to support a PMA application.
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high-volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. We employ both direct and distributor-based sales models, with 96% of our revenue generated in markets where we sell directly for the year ended December 31, 2024.
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

To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $83.8 million, with a gross margin of 74.0% and a net loss of $56.4 million, for the year ended December 31, 2024 compared to revenue of $68.7 million, with a gross margin of 73.9% and a net loss of $60.8 million, for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $467.6 million, cash, cash equivalents and marketable securities of $101.5 million, and $37.2 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Third-Party Reimbursement
Since achieving regulatory approval in the United States in 2018, we have launched the Zephyr Valve treatment and have made progress securing third-party payor reimbursement. The majority of our patients are Medicare-eligible beneficiaries. We estimate that roughly 75% of the potential Zephyr Valve patient population are Medicare beneficiaries, 5% are Medicaid beneficiaries, and 20% of the potential Zephyr Valve patient population is under third-party commercial payor policies or other government programs. We continue to work to broaden our coverage by private third-party payor policies. Commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have issued positive coverage policies for the Zephyr Valve, and United Healthcare no longer considers the procedure unproven or experimental. Some commercial payors do not yet consider our solution medically necessary, but these same plans are approving prior authorization requests on a case-by-case basis. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis and other commercial insurers not described above are approving prior authorization requests on a case-by-case basis.
We have a dedicated patient reimbursement support team in the United States that works collaboratively with patients and providers to help secure the appropriate prior authorization approvals in advance of treatment. Through this program, we continue to educate private insurers in the United States on our clinical data and patient selection tools in an effort to continue to expand the number of positive coverage policies. Outside of the United States, our solution is covered by major health systems across much of Europe, Australia, South Korea and Japan.
Competition
Our industry is highly competitive and subject to rapid change from the introduction of new products and technologies and other activities of industry participants. Our goal is to establish our solution as a standard of care for severe emphysema. Existing treatments include medical management, lung volume reduction surgery, lung transplantation as well as other minimally invasive treatments. Some of our competitors have several competitive advantages, including established relationships with pulmonologists who commonly treat patients with emphysema, significantly greater name recognition and significantly greater sales and marketing resources. In addition to competing for market share, we also compete against these companies for personnel, including qualified sales and other personnel that are necessary to grow our business. Certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we could. In addition to existing competitors, other companies may acquire or in-license competitive products and could directly compete with us. We must continue to successfully compete in light of our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who use our products.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The LungTraX Platform, which is used to identify patients eligible for treatment with Zephyr Valves, has not independently generated any revenue for us. No single customer accounted for more than 10% of our revenue during the years ended December 31, 2024 and December 31, 2023.
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

Results of Operations:
Comparison of the Years Ended December 31, 2024 and December 31, 2023
The following table summarizes our results of operations for the period indicated:

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$83,789	$68,675	$15,114	22.0%
Costs of goods sold	21,788	17,923	3,865	21.6%
Gross profit	62,001	50,752	11,249	22.2%
Operating expenses:
Research and development	17,570	18,080	(510)	(2.8)%
Selling, general and administrative	102,135	94,607	7,528	8.0%
Total operating expenses	119,705	112,687	7,018	6.2%
Loss from operations	(57,704)	(61,935)	4,231	(6.8)%
Interest income	5,061	5,568	(507)	(9.1)%
Interest expense	(3,507)	(3,232)	(275)	8.5%
Other income (expense), net	256	(673)	929	(138.0)%
Net loss before tax	(55,894)	(60,272)	4,378	(7.3)%
Income tax expense	500	571	(71)	(12.4)%
Net loss	$(56,394)	$(60,843)	$4,449	(7.3)%
Revenue
Revenue increased by $15.1 million, or 22.0%, to $83.8 million during the year ended December 31, 2024, compared to $68.7 million during the year ended December 31, 2023. The sale of products in the United States increased by $10.5 million to $56.5 million during the year ended December 31, 2024, compared to $45.9 million for the year ended December 31, 2023. The sale of products in international markets increased by $4.6 million to $27.3 million during the year ended December 31, 2024, compared to $22.8 million for the year ended December 31, 2023. The increase in revenue reflects continued growth of Zephyr Valve procedure volumes in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $3.9 million, or 21.6%, to $21.8 million during the year ended December 31, 2024, compared to $17.9 million during the year ended December 31, 2023. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin was 74.0% during the year ended December 31, 2024, compared to 73.9% during the year ended December 31, 2023.
Research and Development Expenses
Research and development expenses decreased by $0.5 million, or 2.8%, to $17.6 million during the year ended December 31, 2024, compared to $18.1 million during the year ended December 31, 2023. The decrease in research and development expenses was primarily due to a decrease of $1.8 million in professional services and other expenses in support of product development, a decrease of $0.2 million in personnel-related expenses including stock-based compensation, and a decrease of $0.1 million in costs associated with our clinical trials, including fees paid to contract research organizations and testing expenses. These decreases were offset by a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs recorded in the second quarter of 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $7.5 million, or 8.0%, to $102.1 million during the year ended December 31, 2024 compared to $94.6 million during the year ended December 31, 2023. The increase in selling, general and administrative expenses was primarily due to an increase of $3.9 million in advertising and marketing related expenses, an increase of $2.2 million in payroll and personnel-related expenses including stock-based compensation for our sales, marketing and administrative personnel, and an increase of $1.0 million in travel and conference related expenses.
Interest Expense and Income
Interest expense increased by $0.3 million, or 8.5%, to $3.5 million during the year ended December 31, 2024, compared to $3.2 million during the year ended December 31, 2023, primarily due to higher interest rates. Interest income decreased by $0.5 million, or 9.1%, to $5.1 million during the year ended December 31, 2024 compared to $5.6 million during the year ended December 31, 2023. The decrease was primarily due to a lower balance of cash, cash equivalents, and marketable securities, which resulted in reduced returns on these assets.
Other Income (Expense), Net
Other income (expense), net increased by $0.9 million to $0.3 million during the year ended December 31, 2024, compared to $(0.7) million during the year ended December 31, 2023, primarily due to foreign currency exchange gains.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through our IPO, private placements of equity securities, debt financing arrangements and sales of our products. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $101.5 million, an accumulated deficit of $467.6 million, and $37.2 million outstanding under the CIBC Loan and Credit Agreement, net of debt discount and debt issuance costs.
CIBC Loan
In February 2020, we executed a Loan and Security Agreement with Canadian Imperial Bank of Commerce (“CIBC”), which we subsequently amended in April 2020 and December 2020 (as amended, the “CIBC Agreement”). The CIBC Agreement originally provided us with the ability to borrow up to $32.0 million in debt financing (“CIBC Loan”) consisting of $17.0 million advanced at the closing of the agreement (“Tranche A”), with the option to draw up to an additional $8.0 million (“Tranche B”) and an additional financing tranche (“Tranche C”) of up to $7.0 million on or prior to February 20, 2022. Neither Tranche B nor Tranche C was drawn before the option expired.
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
In May 2024, as a result of satisfying certain conditions set forth in the Third Amendment, we extended the interest-only period of the CIBC Loan from 24 months to 36 months. Principal repayment will begin in November 2025. There was no change to the loan interest rate, maturity date, or other terms of the loan.
The loans provided under the Amended and Restated CIBC Agreement bear interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The loans are collateralized by substantially all of our assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. We may prepay the loans, subject to certain conditions. The Amended and Restated CIBC Agreement contains financial covenants that require us to maintain minimum cash and minimum revenue amounts, and the Amended and Restated CIBC Agreement contains other customary restrictive covenants, representations and warranties, events of default and other customary terms and conditions.
We paid $0.5 million fees to the lender and third parties which is reflected as a discount on the loans provided under the Amended and Restated CIBC Agreement and is being accreted over the life of the loan using the effective interest method. During the years ended December 31, 2024 and December 31, 2023, we recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted $3.5 million and $3.2 million during the years ended December 31, 2024 and December 31, 2023, respectively.
Credit Agreement
In May 2020, Pulmonx International Sàrl, our wholly owned subsidiary, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program. The COVID-19 Credit Agreement currently bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. Interest expense was immaterial during the years ended December 31, 2024 and December 31, 2023. Pulmonx International Sàrl repaid $0.1 million and $0.1 million to the lender during the years ended December 31, 2024 and December 31, 2023, respectively.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Years Ended December 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(31,537)	$(37,610)
Investing activities	17,476	(2,007)
Financing activities	1,363	21,400
Effect of exchange rate changes on cash and cash equivalents	76	34
Net decrease in cash, cash equivalents and restricted cash	$(12,622)	$(18,183)

Cash Flows from Operating Activities
Net cash used in operating activities was $31.5 million for the year ended December 31, 2024. Cash used in operating activities was primarily a result of the net loss of $56.4 million, net accretion of discounts on marketable securities of $1.6 million, a decrease in lease liabilities of $1.9 million due to lease payments, an increase in accounts receivable of $1.3 million due to revenue growth and the timing of payments from our customers, an increase in prepaid expenses and other current assets of $0.4 million primarily due to the timing of payments to our vendors, and an increase in other assets of $0.5 million primarily due to capitalized implementation costs of a hosting arrangement. This is partially offset by stock-based compensation expense of $23.0 million, an increase in accounts payable of $2.3 million due to timing of payments to our vendors, a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs recorded in the second quarter of 2024, depreciation and amortization expense of $1.5 million and non-cash lease expense of $1.8 million.
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
Cash Flows from Investing Activities
Net cash provided by investing activities in the year ended December 31, 2024 was $17.5 million consisting of proceeds from maturities of marketable securities of $46.8 million, offset by purchases of marketable securities of $27.9 million and purchases of property and equipment of $1.4 million.
Net cash used in investing activities in the year ended December 31, 2023 was $2.0 million consisting of purchases of marketable securities of $46.2 million and purchases of property and equipment of $0.8 million partially offset by proceeds from maturities of marketable securities of $45.0 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the year ended December 31, 2024 of $1.4 million primarily relates to proceeds from issuance of common stock under the employee stock purchase plan of $1.2 million and proceeds from exercise of common stock options of $0.2 million, offset by repayment of debt under the Credit Agreement of $0.1 million.
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
Material Cash Requirements
Our net cash operating expenditures were $31.5 million during the year ended December 31, 2024 and $37.6 million during the year ended December 31, 2023, and we intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $1.4 million during the year ended December 31, 2024 and $0.8 million during the year ended December 31, 2023, and we expect to maintain the level of expenditures in the future in support of our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $31.3 million at December 31, 2024, with $2.6 million expected to be paid within the next 12 months, and amounts related to future short-term and long-term debt which totaled $43.2 million, with $6.3 million expected to be paid within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of December 31, 2024, we had cash, cash equivalents and marketable securities of $101.5 million. Based on our current planned operations, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2024. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•the emergence of competing technologies or other adverse market developments; and
•the impact of any public health crises on our business, financial condition and results of operations.
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

As of December 31, 2024, there was $37.9 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.4 years.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $70.9 million as of December 31, 2024, which consist of cash and money market funds. We held cash in foreign banks of approximately $5.8 million at December 31, 2024 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $36.9 million under the CIBC Agreement with an annual effective interest rate of 9.0% as of December 31, 2024. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 32.6% and 33.1% of our total revenue for the year ended December 31, 2024 and 2023, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the year ended December 31, 2024 by approximately $2.7 million and $2.0 million, respectively, with a net impact of $0.7 million on our net income. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the year ended December 31, 2023 by approximately $2.3 million and $1.9 million, respectively, with a net impact of $0.4 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pulmonx Corporation

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Pulmonx Corporation
Redwood City, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pulmonx Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Inventory Classification
Inventory totaled approximately $18.6 million at December 31, 2024, including approximately $1.7 million classified as long-term inventory. As described in Note 2 to the Company’s financial statements, the value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as long-

term inventory. Management considers forecasted demand and other expected usage of inventory on hand when estimating long-term inventory.
We identified management’s estimation of forecasted demand for products used in the determination of long-term inventory classification, to be a critical audit matter. Management is required to make significant judgments and assumptions with respect to future demand for the Company’s products that affect the estimation of long-term inventory. Auditing these elements involved especially challenging and subjective auditor judgment and an increased extent of effort.
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
San Francisco, California
February 25, 2025

Pulmonx Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$70,905	$83,547
Restricted cash	257	237
Short-term marketable securities	30,577	33,555
Accounts receivable, net	13,120	12,105
Inventory	16,915	16,743
Prepaid expenses and other current assets	4,474	4,235
Total current assets	136,248	150,422
Long-term marketable securities	—	14,390
Long-term inventory	1,681	2,580
Property and equipment, net	2,907	4,028
Goodwill	2,333	2,333
Intangible assets, net	—	31
Right of use assets	18,545	3,406
Other long-term assets	1,136	591
Total assets	$162,850	$177,781

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,827	$1,497
Accrued liabilities	16,472	16,234
Income taxes payable	49	93
Deferred revenue	135	104
Short-term debt	3,176	2,155
Current lease liabilities	778	3,074
Total current liabilities	24,437	23,157
Deferred tax liability	87	114
Long-term lease liabilities	18,515	1,106
Long-term debt	34,002	35,089
Total liabilities	77,041	59,466
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 39,785,969 shares and 38,516,383 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	40	39
Additional paid-in capital	551,211	526,797
Accumulated other comprehensive income	2,113	2,640
Accumulated deficit	(467,555)	(411,161)
Total stockholders’ equity	85,809	118,315
Total liabilities and stockholders’ equity	$162,850	$177,781
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Revenue	$83,789	$68,675
Cost of goods sold	21,788	17,923
Gross profit	62,001	50,752
Operating expenses
Research and development	17,570	18,080
Selling, general and administrative	102,135	94,607
Total operating expenses	119,705	112,687
Loss from operations	(57,704)	(61,935)
Interest income	5,061	5,568
Interest expense	(3,507)	(3,232)
Other income (expense), net	256	(673)
Net loss before tax	(55,894)	(60,272)
Income tax expense	500	571
Net loss	(56,394)	(60,843)
Other comprehensive (loss) income
Currency translation adjustment	(466)	671
Change in unrealized (losses) gains on marketable securities	(61)	394
Total other comprehensive (loss) income	(527)	1,065
Comprehensive loss	$(56,921)	$(59,778)
Net loss per share attributable to common stockholders, basic and diluted	$(1.44)	$(1.60)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,111,073	37,974,567
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	37,555,565	$38	$502,712	$1,575	$(350,318)	$154,007
Issuance of common stock upon vesting of restricted stock units	672,180	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	137,902	—	314	—	—	314
Issuance of shares pursuant to employee stock purchase plan	150,842	—	1,184	—	—	1,184
Repurchase of early exercised common stock options	(106)	—	—	—	—	—
Change in shares subject to repurchase	—	—	144	—	—	144
Stock-based compensation expense	—	—	22,444	—	—	22,444
Currency translation adjustment	—	—	—	671	—	671
Change in unrealized gains on marketable securities	—	—	—	394	—	394
Net loss	—	—	—	—	(60,843)	(60,843)
Balances at December 31, 2023	38,516,383	39	526,797	2,640	(411,161)	118,315
Issuance of common stock upon vesting of restricted stock units	987,828	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	107,817	—	218	—	—	218
Issuance of shares pursuant to employee stock purchase plan	173,941	—	1,240	—	—	1,240
Stock-based compensation expense	—	—	22,957	—	—	22,957
Currency translation adjustment	—	—	—	(466)	—	(466)
Change in unrealized losses on marketable securities	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(56,394)	(56,394)
Balances at December 31, 2024	39,785,969	$40	$551,211	$2,113	$(467,555)	$85,809
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(56,394)	$(60,843)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	22,955	22,101
Gain on disposal of fixed assets	—	(15)
Impairment of capitalized software development costs	1,717	—
Change in allowance for credit losses	40	(59)
Inventory write-downs	75	507
Depreciation and amortization expense	1,493	1,548
Amortization of debt discount and debt issuance costs	52	48
Net accretion of discounts on marketable securities	(1,616)	(1,025)
Non-cash lease expense	1,844	2,686
Net changes in operating assets and liabilities:
Accounts receivable	(1,308)	(3,104)
Inventory	(229)	918
Prepaid expenses and other current assets	(436)	(57)
Other assets	(546)	(36)
Accounts payable	2,278	(345)
Accrued liabilities	462	3,176
Income taxes payable	(38)	68
Lease liabilities	(1,870)	(3,182)
Deferred tax liability	(50)	24
Deferred revenue	34	(20)
Net cash used in operating activities	(31,537)	(37,610)
Cash flows from investing activities
Purchases of investments	(27,914)	(46,200)
Maturities of investments	46,837	45,000
Purchases of property and equipment	(1,447)	(807)
Net cash provided by (used in) investing activities	17,476	(2,007)
Cash flows from financing activities
Proceeds from borrowing under term loan	—	20,000
Repayment of credit agreement	(95)	(94)
Proceeds from exercise of common stock options	218	310
Proceeds from issuance of common stock under the employee stock purchase plan	1,240	1,184
Net cash provided by financing activities	1,363	21,400
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	76	34
Net decrease in cash, cash equivalents, and restricted cash	(12,622)	(18,183)
Cash, cash equivalents, and restricted cash at beginning of year	83,784	101,967
Cash, cash equivalents, and restricted cash at end of year	$71,162	$83,784
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$70,905	$83,547
Restricted cash	257	237
Cash, cash equivalents, and restricted cash in consolidated balance sheets	$71,162	$83,784

Supplemental non-cash items:
Lapse in repurchase rights of common stock	$—	$144

Purchases of property and equipment in accounts payable and accrued liabilities	$218	$109
Amount receivable from exercise of common stock options	$—	$3
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$556	$471
Cash paid for interest	$3,482	$2,984
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Notes to Consolidated Financial Statements

1.    Formation and Business of the Company
The Company
Pulmonx Corporation (the “Company”) was incorporated in the state of California in December 1995 as Pulmonx and reincorporated in the state of Delaware in December 2013. The Company is a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”). The Company’s solution, which is comprised of the Zephyr Endobronchial Valve (“Zephyr Valve”), the Chartis Pulmonary Assessment System (“Chartis System”) and the LungTraX Platform, is designed to treat a broad pool of patients for whom medical management has reached its limits and either do not want or are ineligible for surgical approaches. The Company has subsidiaries in Germany, Switzerland, Australia, the United Kingdom, Italy, France, Hong Kong and Japan.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $467.6 million as of December 31, 2024. During the years ended December 31, 2024 and December 31, 2023, the Company used $31.5 million and $37.6 million of cash in its operating activities, respectively. As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $101.5 million. Historically, the Company’s activities have been financed through the sale of equity securities, debt financing arrangements and sales of its products.
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
Significant estimates and assumptions include reserves and write-downs related to inventories, classification of short-term and long-term inventories, the recoverability of long term assets, stock-based compensation, goodwill, deferred tax assets and related valuation allowances, and impact of contingencies.

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
Restricted Cash
Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for years ended December 31, 2024 and December 31, 2023 consists of collateral for letters of credit issued in connection with the real estate lease in Redwood City, California.
Marketable Securities
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After consideration of the Company’s risk versus reward objectives and liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, the Company classifies highly liquid securities with original maturities greater than three months at the time of purchase, and remaining maturities of less than one year, as short-term marketable securities and those with remaining maturities greater than twelve months as long-term marketable securities on the consolidated balance sheets. These securities are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available for sale marketable securities, which consist of debt securities, if any, are excluded from earnings and are reported as a component of other comprehensive (loss) income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established

Pulmonx Corporation
Notes to Consolidated Financial Statements

financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of December 31, 2024 and December 31, 2023, the Company also had cash on deposit with foreign banks of approximately $5.8 million and $4.7 million, respectively, that was not federally insured.
The Company earns revenue primarily from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the years ended December 31, 2024 and December 31, 2023. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral from its customers. As of December 31, 2024 and December 31, 2023, no customer accounted for more than 10% of accounts receivable. For the years ended December 31, 2024 and December 31, 2023, no customer accounted for more than 10% of revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.
Accounts Receivable and Allowances
Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. As of December 31, 2024 and December 31, 2023, accounts receivable is presented net of an allowance for credit losses of less than $0.1 million and $0, respectively.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

of the lease term or useful economic life of the asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in operations in the period realized.
Impairment of Long-lived Assets
The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. In the second quarter of 2024, the Company recorded a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs that reduced the carrying value of those assets to zero. See Note 5, “Balance Sheet Components” in the accompanying notes to the consolidated financial statements for further information. No other impairment losses were recognized for the years ended December 31, 2024 and December 31, 2023.
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
Intangible Assets
Intangible assets consist of developed technology and trademarks. Intangible assets were recorded at their fair values at the date of acquisition and were amortized using the straight-line method over a 15-year useful life (Note 5). The intangible assets were fully amortized as of December 31, 2024.
Leases
The Company leases facilities and vehicles and meets the requirements to account for these leases as operating leases. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term. Where leases contain escalation clauses, rent abatements or concessions, such as rent holidays and landlord or tenant

Pulmonx Corporation
Notes to Consolidated Financial Statements

incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term.
The Company determines if an arrangement is a lease, or contains a lease, at inception. The asset component of the Company’s operating leases is recorded as right-of-use (“ROU”) assets, and the liability component is recorded as current lease liabilities and long-term lease liabilities in the Company’s consolidated balance sheets. As of December 31, 2024 and December 31, 2023, the Company did not record any finance leases. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the estimated rate the Company would be required to pay for a fully collateralized borrowing equal to the total lease payments over the term of the lease, to determine the present value of future minimum lease payments. The ROU asset also includes any lease payments made to the lessor at or before the commencement date, minus lease incentives received, and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are expenses as incurred. The Company does not recognize lease liabilities and ROU assets for short-term leases with terms of twelve months or less.
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
Under ASC 606, Revenue from Contracts with Customers, revenue is recognized when the customer obtains controls of promised goods or services, in an amount that reflects consideration which the entity expects to receive in exchange for those goods or services. The Company determines revenue recognition by applying the following five steps as prescribed by ASC 606:
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
The Company disaggregates its revenue by major geographic region, which is disclosed in Note 12, “Segment Information.”
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services.
Advertising Costs
The Company expenses the costs of advertising as incurred. Advertising expenses were $7.9 million and $4.8 million for the years ended December 31, 2024 and December 31, 2023, respectively.
Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive (loss) income in the consolidated statements of operations and comprehensive loss and was $(0.5) million and $0.7 million during the years ended December 31, 2024 and December 31, 2023, respectively.
Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss and was $0.1 million and $(0.8) million during the years ended December 31, 2024 and December 31, 2023, respectively.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities assuming the dilutive effect of outstanding stock options, unvested restricted stock units, and shares issuable related to the ESPP. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
Comprehensive Loss
The Company is required to report all components of comprehensive loss, including net loss, in the financial statements in the period in which they are recognized. Comprehensive gain or loss is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. The Company’s currency translation adjustment and unrealized gains and losses from marketable securities are the components of other comprehensive (loss) income that are excluded from the reported net loss for all periods presented.
3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis. See Note 12, “Segment Information” in the accompanying notes to the consolidated financial statements for further information.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The

Pulmonx Corporation
Notes to Consolidated Financial Statements

adoption of this standard only impacts disclosures and is not expected to have a material impact on the Company's consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU, or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis—The Company determines the fair value of long-lived assets held and used by reference to independent appraisals, quoted market prices (e.g. an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. There have been no impairment charges recorded to date. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates the fair value. The fair value of the term loan is estimated using Level 2 inputs.
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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Pulmonx Corporation
Notes to Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,616	$—	$—	$6,616
Total cash equivalents	6,616	—	—	6,616
Marketable securities:
U.S. Government agency bonds	6,235	11,968	—	18,203
Commercial paper	—	12,374	—	12,374
Total marketable securities	6,235	24,342	—	30,577
Total financial assets	$12,851	$24,342	$—	$37,193

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,129	$—	$—	$25,129
Total cash equivalents	25,129	—	—	25,129
Marketable securities:
U.S. Government agency bonds	5,798	29,466	—	35,264
Commercial paper	—	12,681	—	12,681
Total marketable securities	5,798	42,147	—	47,945
Total financial assets	$30,927	$42,147	$—	$73,074
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2024 and December 31, 2023.
The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$18,178	$—	$25	$18,203
Commercial paper	12,376	(8)	6	12,374
Total	$30,554	$(8)	$31	$30,577

	December 31, 2023
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$35,194	$(26)	$96	$35,264
Commercial paper	12,667	(1)	15	12,681
Total	$47,861	$(27)	$111	$47,945

Pulmonx Corporation
Notes to Consolidated Financial Statements

The following table summarizes the marketable securities with unrealized losses as of December 31, 2024 and December 31, 2023, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$5,659	$(8)	$—	$—	$5,659	$(8)
Total	$5,659	$(8)	$—	$—	$5,659	$(8)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency bonds	$11,888	$(23)	$1,745	$(3)	$13,633	$(26)
Commercial paper	996	(1)	—	—	996	(1)
Total	$12,884	$(24)	$1,745	$(3)	$14,629	$(27)
The unrealized losses for marketable securities relate to changes in interest rates. During the years ended December 31, 2024 and December 31, 2023, the Company did not consider any of its marketable securities to be other-than-temporarily impaired. No allowance for credit losses was recorded as of December 31, 2024 and December 31, 2023, and no impairment losses were recognized for the years ended December 31, 2024 and December 31, 2023.
At December 31, 2024 and December 31, 2023, accrued interest receivable on marketable securities of $0.1 million and $0.4 million was included in prepaid expenses and other current assets on the consolidated balance sheets, respectively. The Company elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the years ended December 31, 2024 and December 31, 2023.
The Company’s securities classified as short-term marketable securities mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of December 31, 2024, the Company did not hold any marketable securities with maturity dates greater than one year.
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,
	2024	2023
Cash	$64,289	$58,418
Cash equivalents:
Money market funds	6,616	25,129
Total cash and cash equivalents	$70,905	$83,547

Pulmonx Corporation
Notes to Consolidated Financial Statements

Inventory
Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$3,406	$2,924
Work in process	457	427
Finished goods	14,733	15,972
Total inventory	$18,596	$19,323
Reported as:
Inventory	$16,915	$16,743
Long-term inventory	1,681	2,580
Total inventory	$18,596	$19,323
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$1,827	$1,910
Prepaid insurance	847	906
VAT and other receivable	671	915
Other current assets	1,129	504
Total prepaid expenses and other current assets	$4,474	$4,235
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of December 31, 2024 and December 31, 2023, the Company has capitalized approximately $0.5 million and $0.1 million in implementation costs, net of amortization, respectively. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three to five years. As of December 31, 2024, the capitalized costs of $0.5 million were included in other long-term assets. Amortization expense, which was included in selling, general and administrative expenses, was $0.1 million and $0.4 million for the years ended December 31, 2024 and December 31, 2023, respectively.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2024	2023
Machinery and equipment	$2,345	$2,271
Computer equipment and software	3,468	1,872
Furniture and fixtures	294	264
Leasehold improvements	2,318	2,277
Construction in progress	206	2,199
Total	8,631	8,883
Less: accumulated depreciation	(5,724)	(4,855)
Property and equipment, net	$2,907	$4,028
In the second quarter of 2024, the Company recorded a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge was recorded in research and development expenses on the Company’s consolidated statements of operations and comprehensive loss. This impairment charge was primarily driven by the Company’s strategic decision to adopt a more cost-efficient solution in place of completing the development of the internally developed software.
Depreciation expense for the years ended December 31, 2024 and December 31, 2023 was $1.1 million and $1.4 million, respectively.
Goodwill
Goodwill was $2.3 million as of December 31, 2024 and December 31, 2023. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill for the years ended December 31, 2024 or December 31, 2023. The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2024 and December 31, 2023 and determined that goodwill was not impaired.
Intangible Assets
Amortization expense relating to the intangibles was less than $0.1 million and $0.1 million during the years ended December 31, 2024 and December 31, 2023, respectively. The intangible assets were fully amortized as of December 31, 2024.
Intangible assets as of December 31, 2023 consist of the following (in thousands):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,658	$(1,630)	$28
Trademarks	191	(188)	3
Total intangible assets	$1,849	$(1,818)	$31

Pulmonx Corporation
Notes to Consolidated Financial Statements

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued employee bonuses and commissions	$6,894	$7,875
Accrued vacation	2,555	2,400
Other accrued personnel related expenses	2,727	2,859
Accrued professional fees	2,455	1,705
Sales taxes, franchise tax and VAT	827	763
Other	1,014	632
Total accrued liabilities	$16,472	$16,234
6.    Long Term Debt
CIBC Loan
In February 2020, the Company executed a Loan and Security Agreement with Canadian Imperial Bank of Commerce (“CIBC”), which the Company subsequently amended in April 2020 and December 2020 (as amended, the “CIBC Agreement”). The CIBC Agreement originally provided the Company with the ability to borrow up to $32.0 million in debt financing (“CIBC Loan”) consisting of $17.0 million advanced at the closing of the agreement (“Tranche A”), with the option to draw up to an additional $8.0 million (“Tranche B”) and an additional financing tranche (“Tranche C”) of up to $7.0 million on or prior to February 20, 2022. Neither Tranche B nor Tranche C was drawn before the option expired. The CIBC Loan originally had a five-year term maturing on February 20, 2025, which included 24 months of interest only payments followed by 36 months of equal payments of principal and interest. In April 2020, the Company entered into a First Amendment to CIBC Agreement that changed the maturity date to March 15, 2022.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

In May 2024, as a result of satisfying certain conditions set forth in the Third Amendment, the Company extended the interest-only period of the CIBC Loan from 24 months to 36 months. Principal repayment will begin in November 2025. There was no change to the loan interest rate, maturity date, or other terms of the loan.
Upon draw of the Amended Tranche B, the financial covenants in the Amended and Restated CIBC Agreement require that, when the cash and cash equivalents of the Company as defined in the Amended and Restated CIBC Agreement is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to the greater of $20.0 million and the Adjusted EBITDA loss as defined in the Amended and Restated CIBC Agreement for the six-month period ending on any date of determination. As of December 31, 2024, the Company was in compliance with all covenants contained in Amended and Restated CIBC Agreement.
The CIBC Loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The CIBC Loan is collateralized by substantially all of the Company’s assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. The Company may prepay the borrowings under the Amended and Restated CIBC Agreement, subject to certain conditions, including a prepayment fee equal to 2.0% of the principal amount repaid during the first year after the effective date of the Third Amendment or 1.0% of the principal amount prepaid during the second year after the effective date of the Third Amendment. As of December 31, 2024 and December 31, 2023, the CIBC Loan had an annual effective interest rate of 9.0% and 10.1% per year.
The CIBC Loan consists of the following (in thousands):

	December 31,
	2024	2023
Term loan	$37,000	$37,000
Less: debt issuance costs	(99)	(152)
Term loan	$36,901	$36,848
Reported as:
Short-term debt	$3,083	$2,056
Long-term debt	33,818	34,792
Total term loan	$36,901	$36,848
The Company paid $0.5 million fees to the lender and third parties, which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the years ended December 31, 2024 and December 31, 2023, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan amounted to $3.5 million and $3.2 million during the years ended December 31, 2024 and December 31, 2023, respectively.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Credit Agreement
In May 2020, Pulmonx International Sàrl, a wholly owned subsidiary of the Company, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program. The COVID-19 Credit Agreement currently bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. Interest expense was immaterial during the years ended December 31, 2024 and December 31, 2023. Pulmonx International Sàrl repaid $0.1 million and $0.1 million to the lender during the years ended December 31, 2024 and December 31, 2023, respectively.
Contractual Maturities of Financing Obligations
As of December 31, 2024, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2025	$6,310
2026	20,749
2027	16,107
Total	$43,166
Less: unamortized debt discount	(99)
Less: interest	(5,889)
Term loan and credit agreement	$37,178
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations to customers after delivery, which was $0.1 million as of December 31, 2024. This amount is expected to be recognized as revenue in fiscal year 2025. The deferred revenue as of December 31, 2023 was $0.1 million, which was recognized as revenue during the year ended December 31, 2024.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
In the fourth quarter of 2024, the Company entered into an amendment to the Third Amendment to Office Lease, which modified the rent-free period from the original dates of August 1, 2025 through November 30, 2025, to a new period from October 1, 2024 through December 31, 2024. There was no change to the other terms of the lease agreement that would materially impact the consolidated financial statements. The amendment was accounted for as a modification that resulted in additional right of use assets in exchange for lease liabilities of $0.4 million.
In 2013, the Company entered into a five-year lease for office facilities in Switzerland. The Company had an option to extend the lease through January 2022, which was not exercised by the Company. Per the lease terms, in the event the option to extend is not exercised, the lease remains in force and can be terminated with 12-months’ notice. In June 2024, with the intention of seeking other premises, the Company provided notice to the landlord to terminate the lease, effective June 30, 2025. In October 2024, the Company entered into a five-year lease for a new office facility. The new lease will commence in the first quarter of 2025, with future total minimum rent payments of approximately $0.5 million.
As of December 31, 2024, the Company has leases on 20 vehicles with an average lease term of 3.0 years.
Operating lease cost consists of the following (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease cost	$3,111	$2,884
Short-term lease cost	40	38
Variable lease cost	714	652
Total lease cost	$3,865	$3,574
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of December 31, 2024 (in thousands):

Pulmonx Corporation
Notes to Consolidated Financial Statements

Fiscal Year Ending December 31,	Amount
2025	$2,568
2026	2,671
2027	2,698
2028	2,729
2029	2,841
Thereafter	17,783
Total minimum lease payments	$31,290
Less: Amount of lease payments representing interest	11,997
Present value of future minimum lease payments	$19,293
Reported as:
Current lease liabilities	$778
Long-term lease liabilities	18,515
Total lease liabilities	$19,293
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	December 31,
	2024	2023
Right of use asset	$18,545	$3,406
Weighted average remaining lease term (years)	10.46	1.35
Weighted average discount rate	9.9%	6.7%
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$3,133	$3,563
Right-of-use assets obtained in exchange for lease liabilities	$17,016	$284
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

9.    Income Taxes
Loss before the provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2024	2023
Domestic	$(57,570)	$(60,503)
Foreign	1,676	231
Total loss before provision for taxes	$(55,894)	$(60,272)
The components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	53	62
Foreign	471	483
Total current expense	$524	$545

Deferred:
Federal	$7	$7
State	8	10
Foreign	(39)	9
Total deferred expense	(24)	26
Total income tax expense	$500	$571
The reconciliation between the federal statutory rate and the Company’s effective tax rate is summarized below:

	Years Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	(0.1)%	(0.1)%
Foreign earnings at different rates	0.1%	(0.5)%
Tax credits	1.3%	(0.9)%
Permanent differences	(5.7)%	(4.6)%
Prior year true-up	(0.2)%	0.6%
Change in valuation allowance	(16.8)%	(16.4)%
Other rate impacts	(0.5)%	—%
Effective tax rate	(0.9)%	(0.9)%

Pulmonx Corporation
Notes to Consolidated Financial Statements

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$65,515	$57,420
Tax credit carryforwards	7,331	6,493
Accruals and reserves	1,993	2,287
Depreciation	303	243
Intangible assets	3,527	4,049
Right of use liability	4,568	920
Capitalized research costs	7,754	5,749
Other	4,467	3,371
Total deferred tax assets	95,458	80,532
Less: valuation allowance	(90,598)	(79,362)
Total deferred tax assets, net of valuation allowance	$4,860	$1,170

Deferred tax liabilities:
Right of use asset	$(4,358)	$(739)
Goodwill	(589)	(545)
Total deferred tax liabilities	$(4,947)	$(1,284)

Net deferred tax liabilities	$(87)	$(114)
The Company has established a full valuation allowance against its U.S. net deferred tax assets due to the uncertainty surrounding the realization of such assets. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the U.S. net deferred tax assets have been fully offset by a valuation allowance of $90.6 million as of December 31, 2024. The valuation allowance increased by $11.2 million and $10.9 million for the years ended December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, the Company had a total net operating loss carryforwards for federal income tax purposes of approximately $280.4 million. For net operating loss carryforwards generated prior to 2018, if not utilized, these net federal operating loss carryforwards will begin to expire in 2025. The Company also had a state and city net operating loss carryforward of approximately $179.0 million which will begin to expire in 2025.
For tax years beginning on January 1, 2018 onwards, any federal net operating losses generated will be allowable for carry forward indefinitely, as opposed to the original expiration of 20 years. As of December 31, 2024, the Company had $210.0 million of federal net operating losses that can be carryforward indefinitely.
The Company also had federal and state research and development (“R&D”) tax credit carryforwards of approximately $4.4 million and $5.3 million, respectively. The federal tax R&D credit carryforwards will expire beginning in the year 2025 while the state tax credit carryforwards have no expiration date.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Utilization of the net operating loss carryforwards and R&D tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code, as defined in Section 382, and other similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company completed a section 382 study for the year ended December 31, 2022 for which the Company had no change in ownership. Additionally, based on the Company’s analysis, no further material net operating losses or credits have expired unused due to the section 382 limitations as of December 31, 2024.
Annually, the Company determines whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities in considering whether any tax benefit can be recorded in the consolidated financial statements. As of December 31, 2024, the Company had unrecognized tax benefits of approximately $8.9 million, none of which will affect the effective tax rate if recognized. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next 12 months.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

Balance at December 31, 2022	$8,642
Additions for tax positions related to prior year	144
Decreases for tax positions related to prior year	(162)
Additions for tax positions related to current year	38
Balance at December 31, 2023	$8,662
Additions for tax positions related to prior year	170
Additions for tax positions related to current year	40
Balance at December 31, 2024	$8,872
It is the Company's policy to include penalties and interest expense related to income taxes as a component of other income (expense), net and interest expense, respectively, as necessary.
The Company’s major tax jurisdictions are the United States and California, and Switzerland and Neuchâtel. The Company’s tax years will remain open for examination by the federal and state tax authorities from 2005 for federal and 1999 for states because of the net operating losses and R&D credit carryover. The Company does not have any tax audits or other issues pending.
As currently enacted, the Tax Cuts and Jobs Act (the "Tax Act") requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which is expected to decrease the amount of the Company's generated net operating losses during the year.
10.    Stockholders’ Equity
Common Stock
As of December 31, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
In March and May 2024, the Company granted stock-based awards outside of the existing stock plans to its new Chief Executive Officer and new Chief Financial Officer, respectively. These awards were granted as a material inducement for accepting employment with the Company. The inducement awards consisted of a total of 997,681 shares of the Company’s common stock, which includes an aggregate of 331,156 shares of common stock issuable

Pulmonx Corporation
Notes to Consolidated Financial Statements

upon the vesting of restricted stock unit awards and 666,525 shares of common stock issuable upon the exercise of nonqualified stock option grants generally subject to the same terms and conditions as grants that are made under the 2020 Equity Incentive Plan.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2024	2023
Common stock options issued and outstanding	3,627,606	3,142,981
Common stock restricted stock units issued and outstanding	2,728,599	2,244,903
Common stock available for future grants	3,006,773	2,541,438
Common stock available for ESPP	1,648,046	1,436,823
Total	11,011,024	9,366,145

Stock Options
As of December 31, 2024, the Company reserved 15,790,049 shares of its common stock under its 2000 Stock Plan (the “2000 Stock Plan”), the 2010 Stock Plan (the “2010 Stock Plan”), the 2020 Stock Plan (the “2020 Stock Plan”), and the 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan” and, together with the 2000 Stock Plan, the 2010 Stock Plan and the 2020 Stock Plan, the “Stock Plans”). Options granted under the Stock Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to the Company employees (including officers and directors). Nonqualified stock options (“NSO”) may be granted to the Company employees and consultants. In January 2025, the number of shares of common stock available for issuance under the 2020 Equity Incentive Plan was increased by 1,591,438 shares as a result of the automatic increase provision in the 2020 Equity Incentive Plan.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

Activity with respect to stock options was as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2022	2,495,528	$17.35
Options granted	835,400	11.48
Options exercised	(137,902)	2.27
Options canceled	(50,045)	20.62
Balance, December 31, 2023	3,142,981	$16.40
Options granted	928,125	9.00
Options exercised	(107,817)	2.02
Options canceled	(335,683)	21.96
Balance, December 31, 2024	3,627,606	$14.42

The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and December 31, 2023 was $0.7 million and $1.3 million, respectively.
The aggregate intrinsic value of options outstanding as of December 31, 2024 and December 31, 2023 was $3.7 million and $11.1 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	2,114,833	$15.96	6.07
Options vested and expected to vest	3,627,606	$14.42	7.15
The aggregate intrinsic value of options exercisable as of December 31, 2024 and December 31, 2023 was $3.7 million and $8.6 million, respectively.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2022	998,473	$27.72
Granted	2,042,593	11.48
Vested	(672,180)	19.93
Canceled	(123,983)	19.29
Unvested, December 31, 2023	2,244,903	$15.74
Granted	1,848,908	8.70
Vested	(987,828)	15.19
Canceled	(377,384)	14.31
Unvested, December 31, 2024	2,728,599	$11.11
The fair value as of the respective vesting dates of restricted stock units that vested for both the years ended December 31, 2024 and December 31, 2023 was $7.5 million. The aggregate intrinsic value of restricted stock units outstanding as of December 31, 2024 and December 31, 2023 was $18.5 million and $28.6 million, respectively.
Stock-Based Compensation for Employees and Non-Employees
The weighted average grant-date fair value of the stock options granted during the years ended December 31, 2024 and December 31, 2023 was $6.02 and $7.77 per share, respectively.
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

	Years Ended December 31,
	2024	2023
Weighted average expected term (in years)	6.0 - 6.1	6.0
Volatility	71.3% - 72.8%	73.4%
Risk-free interest rate	4.1% - 4.5%	4.2%
Dividend yield	—	—
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

Volatility
The expected stock price volatility assumptions for the Company’s stock options for the years ended December 31, 2024 and December 31, 2023 were determined using the Company’s historical volatility and the historical volatilities of industry peers, referred to as “guideline” companies, as the Company had limited trading history for the Company’s common stock. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.
The expected stock price volatility assumptions for the purchase rights under the employee share purchase plan for the years ended December 31, 2024 and December 31, 2023 were determined using the historical volatility of the Company’s common stock.
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
2020 Employee Share Purchase Plan
The Company adopted the ESPP in September 2020, with a total of 720,000 shares of common stock initially reserved for issuance. The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 2,500 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company entered into a new offering period beginning August 16, 2024 and ending February 21, 2025.
The Company issued 173,941 and 150,842 shares under the ESPP for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, there were 1,648,046 shares authorized for future purchase under the ESPP. In January 2025, the number of shares of common stock available for issuance under the ESPP was increased by 397,859 shares as a result of the automatic increase provision in the ESPP.
Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model.

	Years Ended December 31,
	2024	2023
Weighted average expected term (in years)	0.5	0.5
Volatility	54.7% - 69.7%	43.4% - 55.6%
Risk-free interest rate	5.0% - 5.3%	5.0% - 5.5%
Dividend yield	—	—

Pulmonx Corporation
Notes to Consolidated Financial Statements

Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cost of goods sold	$1,873	$1,320
Research and development	2,708	2,821
Selling, general and administrative	18,374	17,960
Total	$22,955	$22,101
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Years Ended December 31,
	2024	2023
Stock options and restricted stock units	$22,460	$21,675
ESPP	495	426
Total	$22,955	$22,101
Stock-based compensation of $1.7 million and $1.6 million was capitalized into inventory for the years ended December 31, 2024 and December 31, 2023, respectively. Stock-based compensation capitalized in prior periods of $1.8 million and $1.3 million was recognized as cost of sales in the years ended December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, there was $37.9 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.4 years. The total grant date fair value of shares vested during the years ended December 31, 2024 and December 31, 2023 was $15.0 million and $21.7 million, respectively.
As of December 31, 2024, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.
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
The Company evaluated the change in status in accordance with ASC 718 and determined that there was a modification to the unvested awards expected to vest after March 15, 2024. The total stock-based compensation expense related to the modification, evaluated as of the modification date, was $6.3 million, to be recognized over the remaining vesting periods. The Company recorded $2.3 million in stock-based compensation expenses related to the modification for the year ended December 31, 2024.

Pulmonx Corporation
Notes to Consolidated Financial Statements

11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2024	2023
Numerator
Net loss attributable to common stockholders	$(56,394)	$(60,843)
Denominator
Weighted-average common stock outstanding	39,111,106	37,998,509
Less: weighted-average common shares subject to repurchase	(33)	(23,942)
Weighted-average common shares used to compute basic and diluted net loss per share	39,111,073	37,974,567
Net loss per share attributable to common stockholders, basic and diluted	$(1.44)	$(1.60)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	Years Ended December 31,
	2024	2023
Options to purchase common stock	3,627,606	3,142,981
Unvested restricted stock units	2,728,599	2,244,903
Shares committed under ESPP	80,791	55,714
Unvested early exercised common stock options	—	109
Total Shares	6,436,996	5,443,707

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
Revenue by geographic area is based on the billing address of the customer. The following table sets forth our revenue by geographic area (in thousands):

Pulmonx Corporation
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2024	2023
United States	$56,465	$45,917
Europe, Middle-East and Africa (“EMEA”)	22,329	19,336
Asia Pacific	4,439	3,023
Other International	556	399
Total	$83,789	$68,675
The CODM also utilizes the Company’s long-range plan as a key input for resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using consolidated net loss. Significant expenses within consolidated net loss include cost of goods sold, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations and Comprehensive Loss. In addition, the CODM is provided with the stock-based compensation expense included in research and development expenses and selling, general and administrative expenses. See FN 10, “Stockholders’ Equity” for more information. Other segment items included in consolidated net loss are interest income, interest expense, and other income (expense), net, and income tax expense.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth our long-lived assets by geographic area (in thousands):

	December 31,
	2024	2023
United States	$2,824	$3,962
Europe, Middle-East and Africa	44	54
Asia Pacific	39	12
Total	$2,907	$4,028
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
The following discussion includes trading arrangements adopted or terminated by our directors and officers during the three months ended December 31, 2024.
On November 18, 2024, David Lehman, our General Counsel, adopted a new Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 13,622 shares of our common stock. The trading arrangement will expire on November 18, 2025, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and executive officers set forth under the headings “Proposal No.1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information Regarding Executive Officers” of the 2025 Proxy Statement is incorporated herein by reference.
Information regarding our Audit Committee, including the members of our Audit Committee, set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Audit Committee” of the 2025 Proxy Statement is incorporated herein by reference.
Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee” of the 2025 Proxy Statement is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act, if any, set forth under the heading “Delinquent Section 16(a) Reports” of the 2025 Proxy Statement is incorporated herein by reference.
Information regarding our Code of Business Conduct and Ethics set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics” of the 2025 Proxy Statement is incorporated herein by reference.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation and director compensation set forth under the headings “Executive Compensation” and “Director Compensation,” respectively, of the 2025 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the 2025 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the section captioned “Transactions with Related Persons and Indemnification” of the 2025 Proxy Statement is incorporated herein by reference.
Information regarding director independence set forth under the heading “Information Regarding the Board of Directors and Corporate Governance” of the 2025 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding our independent auditor fees and serves in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” of the 2025 Proxy Statement is incorporated herein by reference.
Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditor in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” of the 2025 Proxy Statement is incorporated herein by reference.

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
EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

4.1	Form of common stock certificate of Pulmonx Corporation.	S-1/A	333-248635	4.1	September 24, 2020

4.2	Description of common stock of Pulmonx Corporation.	10-K	001-39562	4.3	March 15, 2021

10.1+	Amended and Restated 2010 Stock Plan.	S-8	333-249187	99.1	October 1, 2020

10.2+	Forms of Notice of Stock Option Grant, Option Agreement, and Exercise Notice under Amended and Restated 2010 Stock Plan.	S-8	333-249187	99.2	October 1, 2020

10.3+	Amended and Restated 2020 Stock Plan.	S-8	333-249187	99.3	October 1, 2020

10.4+	Forms of Notice of Stock Option Grant, Option Agreement, and Exercise Notice under Amended and Restated 2020 Stock Plan.	S-8	333-249187	99.4	October 1, 2020

10.5+	2020 Equity Incentive Plan.	S-8	333-249187	99.5	October 1, 2020

10.6+	Forms of Option Agreement and Notice of Stock Option Grant under 2020 Equity Incentive Plan.	S-8	333-249187	99.6	October 1, 2020

10.7+	Form of Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.	S-8	333-249187	99.7	October 1, 2020

10.8+	2020 Employee Stock Purchase Plan.	S-8	333-249187	99.8	October 1, 2020

10.9	Form of Indemnification Agreement by and between Pulmonx Corporation and each of its directors and executive officers.	S-1/A	333-248635	10.9	September 24, 2020

10.10+	Executive Employment Agreement, by and between Pulmonx Corporation and Glendon E. French, dated December 10, 2014.	S-1/A	333-248635	10.10	September 24, 2020

10.11+	Offer Letter Agreement, by and between Pulmonx Corporation and Geoffrey Beran Rose, dated December 11, 2014.	S-1/A	333-248635	10.11	September 24, 2020

10.12+	Offer Letter Agreement, by and between Pulmonx Corporation and David Lehman, dated September 15, 2020	10-K	001-39562	10.13	March 15, 2021

10.13	Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated September 4, 2009.	S-1/A	333-248635	10.18	September 24, 2020

10.14	First Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated October 3, 2014.	S-1/A	333-248635	10.19	September 24, 2020

10.15	Second Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated November 7, 2019.	S-1/A	333-248635	10.20	September 24, 2020

10.16	Sublease, by and between Pulmonx Corporation and Genomic Health, Inc., dated April 8, 2020.	S-1/A	333-248635	10.21	September 24, 2020

10.17	First Amendment to Sublease Agreement, by and between Pulmonx Corporation and Genomic Health, Inc., dated September 10, 2020.	S-1/A	333-248635	10.22	September 24, 2020

10.18	Intellectual Property Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated February 20, 2020.	S-1/A	333-248635	10.25	September 24, 2020

10.19	Note Purchase Agreement and Form of 2020 Note, by and between Pulmonx Corporation and the purchasers of the 2020 Notes, dated April 17, 2020.	S-1/A	333-248635	10.26	September 24, 2020

10.20+	Pulmonx Corporation Severance and Change in Control Plan and related participation agreement.	S-1/A	333-248635	10.27	September 28, 2020

10.21	Second Amendment and Waiver to Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated December 28, 2020.	10-Q	001-39562	10.1	May 12, 2021

10.22	Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank Commerce, dated March 29, 2021.	10-Q	001-39562	10.2	May 12, 2021

10.23	First Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated June 17, 2021.	10-Q	001-39562	10.1	August 10, 2021

10.24	Second Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated October 21, 2021.	10-Q	001-39562	10.1	November 9, 2021

10.25	Third Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated October 31, 2022.	10-K	001-39562	10.27	March 1, 2023

10.26+	Pulmonx Corporation Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39562	10.1	August 4, 2023

10.27	Second Amendment to Sublease, by and between Pulmonx Corporation and Genomic Health, Inc., dated April 18, 2023.	10-Q	001-39562	10.2	August 4, 2023

10.28+	Pulmonx Corporation Amended and Restated Non-Employee Director Compensation Policy.	10-K	001-39562	10.30	February 27, 2024

10.29+	Letter Agreement, dated February 20, 2024 by and between Glendon E. French and Pulmonx Corporation.	10-Q	001-39562	10.1	May 3, 2024

10.30+	Offer Letter, dated February 19, 2024 by and between Steven S. Williamson and Pulmonx Corporation.	10-Q	001-39562	10.2	May 3, 2024

10.31+	Offer Letter, dated March 19, 2024 by and between Mehul Joshi and Pulmonx Corporation.	10-Q	001-39562	10.1	August 2, 2024

10.32	Third Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated May 17, 2024.	10-Q	001-39562	10.2	August 2, 2024

10.33	Third Amendment to Sublease, by and between Pulmonx Corporation and Genomic Health, Inc., dated May 17, 2024.	10-Q	001-39562	10.3	August 2, 2024

10.34+	Amendment to Offer Letter, dated October 2, 2024 by and between Steven S. Williamson and Pulmonx Corporation.					X

19.1	Pulmonx Corporation Insider Trading Policy					X

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of BDO USA, P.C., independent registered public accounting firm.					X

24.1	Power of Attorney (included on signature page hereto).					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Pulmonx Corporation Incentive Compensation Recoupment Policy.	10-K	001-39562	97.1	February 27, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on the 25th day of February, 2025.

PULMONX CORPORATION

By:	/s/ Steven S. Williamson
Steven S. Williamson
President, Chief Executive Officer and Director

By:	/s/ Mehul Joshi
Mehul Joshi
Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven S. Williamson and Mehul Joshi, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven S. Williamson	President, Chief Executive Officer and Director	February 25, 2025
Steven S. Williamson	(Principal Executive Officer)

/s/ Mehul Joshi	Chief Financial Officer	February 25, 2025
Mehul Joshi	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas W. Burns	Director	February 25, 2025
Thomas W. Burns

/s/ Richard Ferrari	Director	February 25, 2025
Richard Ferrari

/s/ Daniel P. Florin	Director	February 25, 2025
Daniel P. Florin

/s/ Glendon E. French	Director	February 25, 2025
Glendon E. French

/s/ Georgia Garinois-Melenikiotou	Director	February 25, 2025
Georgia Garinois-Melenikiotou

/s/ Dana G. Mead, Jr.	Director	February 25, 2025
Dana G. Mead, Jr.

/s/ Tiffany Sullivan	Director	February 25, 2025
Tiffany Sullivan