Form 10-Q
period 2025-03-31
Pulmonx Corp
filed 2025-05-02
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 25, 2025, there were 40,257,527 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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
•the effects of developments in United States and international laws or policies, including changes in U.S. trade policies and tariffs;
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

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$74,555	$70,905
Restricted cash	257	257
Short-term marketable securities	14,147	30,577
Accounts receivable, net	13,975	13,120
Inventory	16,809	16,915
Prepaid expenses and other current assets	4,196	4,474
Total current assets	123,939	136,248
Long-term inventory	1,376	1,681
Property and equipment, net	2,826	2,907
Goodwill	2,333	2,333
Right of use assets	18,682	18,545
Other long-term assets	1,580	1,136
Total assets	$150,736	$162,850

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,280	$3,827
Accrued liabilities	11,547	16,472
Income taxes payable	86	49
Deferred revenue	128	135
Short-term debt	7,803	3,176
Current lease liabilities	1,101	778
Total current liabilities	24,945	24,437
Deferred tax liability	79	87
Long-term lease liabilities	18,652	18,515
Long-term debt	29,393	34,002
Total liabilities	73,069	77,041
Commitments and contingencies (Note 8)
Stockholders’ equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 40,247,480 shares issued and outstanding as of March 31, 2025 and 39,785,969 shares issued and outstanding as of December 31, 2024	40	40
Additional paid-in capital	557,428	551,211
Accumulated other comprehensive income	2,202	2,113
Accumulated deficit	(482,003)	(467,555)
Total stockholders’ equity	77,667	85,809
Total liabilities and stockholders’ equity	$150,736	$162,850
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$22,538	$18,854
Cost of goods sold	6,196	4,776
Gross profit	16,342	14,078
Operating expenses
Research and development	4,756	4,210
Selling, general and administrative	26,149	24,404
Total operating expenses	30,905	28,614
Loss from operations	(14,563)	(14,536)
Interest income	864	1,441
Interest expense	(781)	(883)
Other income, net	167	415
Net loss before tax	(14,313)	(13,563)
Income tax expense	135	186
Net loss	(14,448)	(13,749)
Other comprehensive income (loss)
Currency translation adjustment	111	(549)
Change in unrealized losses on marketable securities	(22)	(128)
Total other comprehensive income (loss)	89	(677)
Comprehensive loss	$(14,359)	$(14,426)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,954,658	38,636,029
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2025	39,785,969	$40	$551,211	$2,113	$(467,555)	$85,809
Issuance of common stock upon vesting of restricted stock units	310,403	—	—	—	—	—
Issuance of common stock upon exercise of stock options	51,899	—	110	—	—	110
Issuance of shares pursuant to employee stock purchase plan	99,209	—	554	—	—	554
Stock-based compensation expense	—	—	5,553	—	—	5,553
Currency translation adjustment	—	—	—	111	—	111
Change in unrealized losses on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(14,448)	(14,448)
Balances at March 31, 2025	40,247,480	$40	$557,428	$2,202	$(482,003)	$77,667

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2024	38,516,383	$39	$526,797	$2,640	$(411,161)	$118,315
Issuance of common stock upon vesting of restricted stock units	177,610	—	—	—	—	—
Issuance of common stock upon exercise of stock options	28,116	—	57	—	—	57
Issuance of shares pursuant to employee stock purchase plan	90,066	—	808	—	—	808
Stock-based compensation expense	—	—	5,744	—	—	5,744
Currency translation adjustment	—	—	—	(549)	—	(549)
Change in unrealized losses on marketable securities	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(13,749)	(13,749)
Balances at March 31, 2024	38,812,175	$39	$533,406	$1,963	$(424,910)	$110,498
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(14,448)	$(13,749)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,612	5,673
Inventory write-down (recovery), net	(46)	163
Depreciation and amortization expense	278	423
Amortization of debt discount and debt issuance costs	11	16
Net accretion of discounts on marketable securities	(206)	(393)
Non-cash lease expense	360	701
Net changes in operating assets and liabilities:
Accounts receivable	(721)	1,363
Inventory	406	(1,084)
Prepaid expenses and other current assets	308	266
Other assets	(369)	26
Accounts payable	505	1,635
Accrued liabilities	(4,891)	(5,981)
Income taxes payable	24	(22)
Lease liabilities	(37)	(840)
Deferred revenue	(8)	8
Net cash used in operating activities	(13,222)	(11,795)
Cash flows from investing activities
Purchases of investments	(3,921)	(13,806)
Maturities of investments	20,535	11,750
Purchases of property and equipment and internal software development costs	(301)	(451)
Net cash provided by (used in) investing activities	16,313	(2,507)
Cash flows from financing activities
Proceeds from exercise of common stock options	110	56
Proceeds from issuance of common stock under the employee stock purchase plan	554	808
Net cash provided by financing activities	664	864
Effect of exchange rate changes on cash and cash equivalents	(105)	48
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,650	(13,390)
Cash, cash equivalents, and restricted cash at beginning of the period	71,162	83,784
Cash, cash equivalents, and restricted cash at end of the period	$74,812	$70,394
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$74,555	$70,158
Restricted cash	257	236
Cash, cash equivalents, and restricted cash in consolidated balance sheets	$74,812	$70,394

Supplemental non-cash items:
Purchases of property and equipment in accounts payable and accrued liabilities	$9	$100
Amount receivable from exercise of common stock options	$—	$1

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$109	$170
Cash paid for interest	$788	$875
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $482.0 million as of March 31, 2025. During the three months ended March 31, 2025 and March 31, 2024, the Company used $13.2 million and $11.8 million of cash in its operating activities, respectively. As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $88.7 million. Historically, the Company’s activities have been financed through the sale of its products, the sale of equity securities, and debt financing arrangements.
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
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and March 31, 2024, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the fiscal year ended December 31, 2024 and notes

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 25, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2025 and condensed consolidated results of operations and condensed consolidated cash flows for the three months ended March 31, 2025 and March 31, 2024 have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2025.
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
Significant estimates and assumptions include reserves and write-downs related to inventories, classification of short-term and long-term inventories, the recoverability of long-term assets, stock-based compensation, goodwill, deferred tax assets and related valuation allowances and impact of contingencies.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of March 31, 2025 and December 31, 2024, the Company also had cash on deposit with foreign banks of approximately $5.2 million and $5.8 million, respectively, that was not federally insured.
The Company earns revenue primarily from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the three months ended March 31, 2025 and March 31, 2024. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company had one customer that accounted for 10% of revenue for the three months ended March 31, 2025. That same customer accounted for 17% of accounts receivable as of March 31, 2025. No other customers accounted for more than 10% of revenue for the three months ended March 31, 2025 or March 31, 2024, or more than 10% of accounts receivable as of March 31, 2025 or December 31, 2024.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and was $0.1 million and $(0.5) million during the three months ended March 31, 2025 and March 31, 2024, respectively.
Foreign currency transaction gains and losses are included in other income, net in the condensed consolidated statements of operations and comprehensive loss and was $0.1 million and $0.4 million during the three months ended March 31, 2025 and March 31, 2024, respectively.
Credit Losses—Accounts Receivable
Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. As of March 31, 2025 and December 31, 2024, accounts receivable is presented net of an allowance for credit losses of less than $0.1 million and less than $0.1 million, respectively.
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
3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Company adopted ASU 2023-09 as of January 1, 2025 and the adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements and related disclosures.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis—The Company determines the fair value of long-lived assets held and used by reference to independent appraisals, quoted market prices (e.g., an offer to purchase) and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. There have been no impairment charges recorded to date. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates the fair value. The fair value of the term loan is estimated using Level 2 inputs.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,034	$—	$—	$6,034
Commercial paper	—	5,977	—	5,977
Total cash equivalents	6,034	5,977	—	12,011
Marketable securities:
U.S. Government agency bonds	—	4,480	—	4,480
Commercial paper	—	9,667	—	9,667
Total marketable securities	—	14,147	—	14,147
Total financial assets	$6,034	$20,124	$—	$26,158

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,616	$—	$—	$6,616
Total cash equivalents	6,616	—	—	6,616
Marketable securities:
U.S. Government agency bonds	6,235	11,968	—	18,203
Commercial paper	—	12,374	—	12,374
Total marketable securities	6,235	24,342	—	30,577
Total financial assets	$12,851	$24,342	$—	$37,193
There were no liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2025 and December 31, 2024.
The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$4,477	$—	$3	$4,480
Commercial paper	9,670	(4)	1	9,667
Total	$14,147	$(4)	$4	$14,147

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$18,178	$—	$25	$18,203
Commercial paper	12,376	(8)	6	12,374
Total	$30,554	$(8)	$31	$30,577
The following table summarizes the marketable securities with unrealized losses as of March 31, 2025 and December 31, 2024, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$4,927	$(4)	$—	$—	$4,927	$(4)
Total	$4,927	$(4)	$—	$—	$4,927	$(4)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$5,659	$(8)	$—	$—	$5,659	$(8)
Total	$5,659	$(8)	$—	$—	$5,659	$(8)
The unrealized losses for marketable securities relate to changes in interest rates. No allowance for credit losses was recorded as of March 31, 2025 and December 31, 2024, and no impairment losses were recognized for the three months ended March 31, 2025 and March 31, 2024.
Accrued interest receivable on marketable securities of less than $0.1 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively, is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the three months ended March 31, 2025 and March 31, 2024.
The Company’s securities classified as short-term marketable securities mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of March 31, 2025, the Company did not hold any marketable securities with maturity dates greater than one year.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Cash	$62,544	$64,289
Cash equivalents:
Money market funds	6,034	6,616
Commercial paper	5,977	—
Total cash and cash equivalents	$74,555	$70,905
Inventory
Inventory consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$3,378	$3,406
Work in process	503	457
Finished goods	14,304	14,733
Total inventory	$18,185	$18,596
Reported as:
Inventory	$16,809	$16,915
Long-term inventory	1,376	1,681
Total inventory	$18,185	$18,596
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid expenses	$2,623	$1,827
Prepaid insurance	672	847
VAT and other receivable	627	671
Other current assets	274	1,129
Total prepaid expenses and other current assets	$4,196	$4,474
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

operation stages. As of March 31, 2025 and December 31, 2024, the Company has capitalized $0.9 million and $0.5 million in implementation costs, net of amortization, respectively. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three to five years. As of March 31, 2025, the capitalized costs of $0.9 million were included in other long-term assets. Amortization expense, which was included in selling, general and administrative expenses, was $0 and $0.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Machinery and equipment	$2,434	$2,345
Computer equipment and software	3,657	3,468
Furniture and fixtures	327	294
Leasehold improvements	2,335	2,318
Construction in progress	80	206
Total	8,833	8,631
Less: accumulated depreciation	(6,007)	(5,724)
Property and equipment, net	$2,826	$2,907
Depreciation expense was $0.3 million and $0.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
Goodwill
Goodwill was $2.3 million as of March 31, 2025 and December 31, 2024. There were no acquisitions or dispositions of goodwill in the three months ended March 31, 2025 and March 31, 2024. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through March 31, 2025, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the three months ended March 31, 2025.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued employee bonuses and commissions	$2,967	$6,894
Accrued vacation	2,834	2,555
Other accrued personnel related expenses	2,170	2,727
Accrued professional fees	2,481	2,455
Sales taxes, franchise tax and VAT	634	827
Other	461	1,014
Total accrued liabilities	$11,547	$16,472

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
Upon draw of the Amended Tranche B, the financial covenants in the Amended and Restated CIBC Agreement require that, when the cash and cash equivalents of the Company as defined in the Amended and Restated CIBC Agreement is less than $100.0 million, the Company have revenue for the trailing three-month period ending on the last day of each fiscal quarter of not less than 80.0% of the revenue for the trailing three-month period, as set forth in the annual projections delivered to the CIBC. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to the greater of $20.0 million and the Adjusted EBITDA loss as defined in the Amended and Restated CIBC Agreement for the six-month period ending on any date of determination. As of March 31, 2025, the Company was in compliance with all covenants contained in the Amended and Restated CIBC Agreement.
The CIBC Loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The CIBC Loan is collateralized by substantially all of the Company’s assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. The Company may prepay the borrowings under the Amended and Restated CIBC Agreement, subject to certain conditions, including a prepayment fee equal to 2.0% of

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

the principal amount repaid during the first year after the effective date of the Third Amendment or 1.0% of the principal amount prepaid during the second year after the effective date of the Third Amendment. As of March 31, 2025, the CIBC Loan had an annual effective interest rate of 9.0% per year.
The CIBC Loan consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Term loan	$37,000	$37,000
Less: debt issuance costs	(88)	(99)
Total	$36,912	$36,901
Reported as:
Short-term debt	$7,708	$3,083
Long-term debt	29,204	33,818
Total term loan	$36,912	$36,901
The Company paid $0.5 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During each of the three months ended March 31, 2025 and March 31, 2024, the Company recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million.
Interest expense on the CIBC Loan was $0.8 million and $0.9 million during the three months ended March 31, 2025 and March 31, 2024, respectively.
Credit Agreement
In May 2020, Pulmonx International Sàrl, a wholly owned subsidiary of the Company, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program designed to mitigate the economic impact of the spread of the coronavirus. The COVID-19 Credit Agreement bore no interest through March 31, 2023. Beginning April 1, 2023, the COVID-19 Credit Agreement bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. Interest expense was immaterial during the three months ended March 31, 2025 and March 31, 2024. As of March 31, 2025, Pulmonx International Sàrl has repaid $0.3 million to the lender.
Contractual Maturities of Financing Obligations
As of March 31, 2025, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2025 (remaining nine months)	$5,538
2026	20,751
2027	16,109
Total	42,398
Less: unamortized debt discount	(88)
Less: interest	(5,114)
Term loan and credit agreement	$37,196

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively. The deferred revenue as of December 31, 2024 of $0.1 million was recognized as revenue during the three months ended March 31, 2025. The deferred revenue as of December 31, 2023 of $0.1 million was recognized as revenue during the three months ended March 31, 2024.
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
In the second quarter of 2024, the Company entered into a third amendment to Sublease (the “Third Amendment to Sublease”) to extend the lease term of the expansion premises through May 31, 2028. The Third Amendment to Sublease contains a rent-free period between November 1, 2024 and February 28, 2025, after which rent is approximately $0.1 million per month and is subject to an annual increase of approximately 3%.
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
In the fourth quarter of 2024, the Company entered into an amendment to the Third Amendment to Office Lease, which modified the rent-free period from the original dates of August 1, 2025 through November 30, 2025, to a new period from October 1, 2024 through December 31, 2024. There was no change to the other terms of the lease agreement that would materially impact the condensed consolidated financial statements. The amendment was accounted for as a modification that resulted in additional right of use assets in exchange for lease liabilities of $0.4 million.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

In the fourth quarter of 2024, the Company entered into a five-year lease for a new office facility in Switzerland. The new lease commenced in the first quarter of 2025, with total future minimum rent payments of $0.5 million. The Company recognized right of use assets in exchange for lease liabilities of $0.4 million related to this new lease in the first quarter of 2025.
As of March 31, 2025, the Company has leases on twenty vehicles with an average lease term of 3.0 years.
Operating lease cost consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$808	$722
Short-term lease cost	8	9
Variable lease cost	173	289
Total lease cost	$989	$1,020
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of March 31, 2025 (in thousands):

Fiscal Year Ending December 31,	Amount
2025 (remaining nine months)	$2,208
2026	2,796
2027	2,825
2028	2,827
2029	2,934
Thereafter	17,781
Total minimum lease payments	31,371
Less: Amount of lease payments representing interest	11,618
Present value of future minimum lease payments	$19,753
Reported as:
Current lease liabilities	$1,101
Long-term lease liabilities	18,652
Total lease liabilities	$19,753
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	March 31,	December 31,
	2025	2024
Right of use asset	$18,682	$18,545
Weighted average remaining lease term (years)	10.13	10.46
Weighted average discount rate	9.9%	9.9%

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$476	$910
Right-of-use assets obtained in exchange for lease liabilities	$490	$—
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
In December 2022, the Company received a civil investigative demand (“CID”) from the U.S. Department of Justice (“USDOJ”), Civil Division in connection with an investigation under the Anti-Kickback Statute and False Claims Act. The CID requested information and documents regarding the Company’s relationships with certain health care providers, medical practices, and hospitals in connection with the sales and marketing of the Zephyr Valves and related products and services. The Company provided the USDOJ with documents and answers to written interrogatories. In March 2025, the USDOJ informed the Company that its investigation was based on a lawsuit brought by an individual plaintiff under federal and state False Claims Acts (the “Qui Tam Action”), and that the United States and the various states named in the lawsuit were electing not to intervene or pursue the matter further. As a result of the USDOJ filing a Notice of Election to Decline Intervention, the Court unsealed the Qui Tam Action. The Company is unable to express a view at this time as to when the Qui Tam Action may be resolved or what impact, if any, the outcome of this matter might have on its consolidated financial position, results of operations or cash flows.
9.    Income Taxes
The income tax expense for the three months ended March 31, 2025 and March 31, 2024 was $0.1 million and $0.2 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, and non-recognition of US tax benefit because of a full valuation allowance against US deferred tax assets.
The income tax expense for the three months ended March 31, 2025 and March 31, 2024 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
10.    Stockholders’ Equity
Common Stock
As of March 31, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Company’s board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	March 31,	December 31,
	2025	2024
Common stock options issued and outstanding	3,677,727	3,627,606
Common stock restricted stock units issued and outstanding	4,624,106	2,728,599
Common stock available for future grants	2,290,039	3,006,773
Common stock available for employee stock purchase plan	1,946,695	1,648,046
Total	12,538,567	11,011,024

Stock Options
A summary of stock option activity for the three months ended March 31, 2025 is set forth below:

	Outstanding Options
	Shares	Weighted Average Exercise Price
Balance, December 31, 2024	3,627,606	$14.42
Options granted	128,395	8.29
Options exercised	(51,899)	2.13
Options canceled	(26,375)	16.63
Balance, March 31, 2025	3,677,727	$14.36
The aggregate intrinsic value of options outstanding as of March 31, 2025 was $3.4 million.

	March 31, 2025
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested and exercisable	2,315,806	$16.00	6.22
Options vested and expected to vest	3,677,727	$14.36	7.09
Total aggregate intrinsic value of options vested and exercisable as of March 31, 2025 was $3.4 million.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Service-Based Restricted Stock Units
The Company estimates the fair value of service-based restricted stock units based on the closing price of the Company’s common stock on the grant date. A summary of service-based restricted stock units activity for the three months ended March 31, 2025 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	2,728,599	$11.11
Granted	1,930,876	8.29
Vested	(310,403)	13.28
Canceled	(51,814)	11.11
Outstanding at March 31, 2025	4,297,258	$9.69
The fair value as of the respective vesting dates of restricted stock units that vested during the three months ended March 31, 2025 and March 31, 2024 was $2.7 million and $1.6 million, respectively.
Performance-Based Restricted Stock Units
In fiscal year 2025, the Company began granting performance-based restricted stock units (“PSUs”) to employees. The final number of PSUs awarded will be determined based on the Company’s consolidated cumulative revenue over a two-year performance period and may vest at a rate ranging from 0% to 200% of the target number of shares. Any PSUs awarded at the end of the performance period will vest in equal installments over the following four quarters. The Company estimates the fair value of these performance-based restricted stock units based on the closing price of its common stock on the grant date. Compensation expense for these awards is calculated based on the expected achievement of the target revenue metrics and is recognized over the requisite service period.
A summary of performance-based restricted stock units activity for the three months ended March 31, 2025 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	—	$—
Granted	326,848	8.29
Vested	—	—
Canceled	—	—
Outstanding at March 31, 2025	326,848	$8.29

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$543	$381
Research and development	652	773
Selling, general and administrative	4,417	4,519
Total	$5,612	$5,673
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options and restricted stock units	$5,489	$5,481
Employee stock purchase plan	123	192
Total	$5,612	$5,673
Stock-based compensation of $0.4 million was capitalized into inventory for both the three months ended March 31, 2025 and March 31, 2024. Stock-based compensation capitalized in prior periods of $0.5 million and $0.4 million was recognized as cost of sales in the three months ended March 31, 2025 and March 31, 2024, respectively.
As of March 31, 2025, there was $51.3 million of unrecognized compensation costs related to unvested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.8 years.
As of March 31, 2025, the Company had unrecognized stock-based compensation relating to the employee stock purchase plan of $0.1 million, which is expected to be recognized over a weighted-average period of 0.4 years.
11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss attributable to common stockholders	$(14,448)	$(13,749)
Denominator
Weighted-average common stock outstanding	39,954,658	38,636,109
Less: weighted-average common shares subject to repurchase	—	(80)
Weighted-average common shares used to compute basic and diluted net loss per share	39,954,658	38,636,029
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.36)

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2025	2024
Options to purchase common stock	3,677,727	3,626,551
Unvested restricted stock units	4,624,106	3,270,598
Shares committed under employee stock purchase plan	16,859	17,528
Unvested early exercised common stock options	—	56
Total	8,318,692	6,914,733

12.    Segment Information
The chief operating decision maker (“CODM”) for the Company is the Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The Company’s Chief Executive Officer evaluates performance based primarily on revenue in the geographic locations in which the Company operates.
Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$14,221	$12,869
Europe, Middle-East and Africa (“EMEA”)	5,484	5,116
Asia Pacific	2,795	698
Other International	38	171
Total	$22,538	$18,854
Revenue from China represented 10% and 2% of total revenue for the three months ended March 31, 2025 and March 31, 2024, respectively.
The CODM also utilizes the Company’s long-range plan as a key input for resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using consolidated net loss. Significant expenses within consolidated net loss include cost of goods sold, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive loss. In addition, the CODM is provided with the stock-based compensation expense included in research and development expenses and selling, general and administrative expenses. See Note 10, “Stockholders’ Equity” for more information. Other segment

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

items included in consolidated net loss are interest income, interest expense, and other income, net, and income tax expense.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2025	2024
United States	$2,722	$2,824
EMEA	69	44
Asia Pacific	35	39
Total	$2,826	$2,907
13.    Subsequent Events
In April 2025, the Company amended the terms of the CIBC Loan to extend the interest-only period through maturity, with full principal repayment due in October 2027. The loan amendment contains a financial covenant that, when cash and cash equivalents of the Company is less than $80.0 million, revenue for the trailing twelve-month period be at least 10.0% greater than the amount of revenue for the corresponding trailing twelve-month period in the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report entitled “Forward-Looking Statements” and “Risk Factors,” under Part II, Item 1A and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2025.
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
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high-volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. We employ both direct and distributor-based sales models, with 89% of our revenue generated in markets where we sell directly for the three months ended March 31, 2025.
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
To date, we have financed our operations primarily through the sale of our products, the sale of equity securities, and debt financing arrangements. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $22.5 million, with a gross margin of 72.5% and a net loss of $14.4 million, for the three months ended March 31, 2025 compared to revenue of $18.9 million, with a gross margin of 74.7% and a net loss of $13.7 million, for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $482.0 million, cash, cash equivalents and marketable securities of $88.7 million, and $37.2 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The LungTraX Platform, which is used to identify patients eligible for treatment with Zephyr Valves, has not independently generated any revenue for us. We had one customer that accounted for 10% of our revenue for the three months ended March 31, 2025. No customer accounted for more than 10% of our revenue for the three months ended March 31, 2024.
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
Results of Operations:
Comparison of the Three Months Ended March 31, 2025 and March 31, 2024
The following table summarizes our results of operations for the period indicated:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Revenue	$22,538	$18,854	$3,684	19.5%
Costs of goods sold	6,196	4,776	1,420	29.7%
Gross profit	16,342	14,078	2,264	16.1%
Operating expenses:
Research and development	4,756	4,210	546	13.0%
Selling, general and administrative	26,149	24,404	1,745	7.2%
Total operating expenses	30,905	28,614	2,291	8.0%
Loss from operations	(14,563)	(14,536)	(27)	0.2%
Interest income	864	1,441	(577)	(40.0)%
Interest expense	(781)	(883)	102	(11.6)%
Other income, net	167	415	(248)	(59.8)%
Net loss before tax	(14,313)	(13,563)	(750)	5.5%
Income tax expense	135	186	(51)	(27.4)%
Net loss	$(14,448)	$(13,749)	$(699)	5.1%
Revenue
Revenue increased by $3.7 million, or 19.5%, to $22.5 million for the three months ended March 31, 2025, compared to $18.9 million for the three months ended March 31, 2024. The sale of products in the United States increased by $1.3 million to $14.2 million for the three months ended March 31, 2025, compared to $12.9 million for the three months ended March 31, 2024. The sale of products in international markets increased by $2.3 million to $8.3 million for the three months ended March 31, 2025, compared to $6.0 million for the three months ended March 31, 2024. The increase in revenue was primarily attributable to the continued volume growth of Zephyr Valve sales in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.4 million, or 29.7%, to $6.2 million for the three months ended March 31, 2025, compared to $4.8 million for the three months ended March 31, 2024. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin decreased by 2.2% to 72.5% for the three months ended March 31, 2025, compared to 74.7% for the three months ended March 31, 2024. The decrease in gross margin was primarily due to geographic mix during the three months ended March 31, 2025.
Research and Development Expenses
Research and development expenses increased by $0.6 million, or 13.0%, to $4.8 million for the three months ended March 31, 2025, compared to $4.2 million for the three months ended March 31, 2024. The increase in research and development expense was primarily due to an increase of $0.5 million in costs associated with our clinical trials, including fees paid to clinical research organizations, and an increase of $0.2 million in services and other expenses in support of product development.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.7 million, or 7.2%, to $26.1 million for the three months ended March 31, 2025, compared to $24.4 million for the three months ended March 31, 2024. The increase in selling, general and administrative expenses was primarily due to an increase of $1.9 million in advertising and marketing related expenses, an increase of $0.3 million in payroll and personnel-related expenses for our sales, marketing and administrative personnel, and an increase of $0.3 million in travel and conference related expenses. These increases were offset by a decrease of $0.8 million in legal and other professional expenses.
Interest Expense and Income
Interest expense decreased by $0.1 million to $0.8 million for the three months ended March 31, 2025 compared to $0.9 million for the three months ended March 31, 2024, primarily due to lower interest rates. Interest income decreased by $0.6 million to $0.9 million for the three months ended March 31, 2025 compared to $1.5 million for the three months ended March 31, 2024. The decrease was primarily due to a lower balance of cash, cash equivalents, and marketable securities, which resulted in reduced returns on these assets.
Other Income, Net
Other income, net was $0.2 million for the three months ended March 31, 2025 and $0.4 million for the three months ended March 31, 2024, primarily due to foreign currency exchange gains.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through our initial public offering, private placements of equity securities, debt financing arrangements and sales of our products. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $88.7 million, an accumulated deficit of $482.0 million, and $37.2 million outstanding under the CIBC Loan and Credit Agreement, net of debt discount and debt issuance costs.
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
We paid $0.5 million fees to the lender and third parties which is reflected as a discount on the loans provided under the Amended and Restated CIBC Agreement and is being accreted over the life of the loan using the effective interest method. During each of the three months ended March 31, 2025 and March 31, 2024, we recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million.
Interest expense on the CIBC Loan was $0.8 million and $0.9 million during the three months ended March 31, 2025 and March 31, 2024, respectively.
In April 2025, we amended the terms of the CIBC Loan to extend the interest-only period through maturity, with the full principal repayment due in October 2027, and to modify certain financial covenants.
Credit Agreement
In May 2020, Pulmonx International Sàrl, our wholly owned subsidiary, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program. The COVID-19 Credit Agreement currently bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. As of March 31, 2025, Pulmonx International Sàrl has repaid $0.3 million to the lender.

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,222)	$(11,795)
Investing activities	16,313	(2,507)
Financing activities	664	864
Effect of exchange rate changes on cash and cash equivalents	(105)	48
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,650	$(13,390)
Cash Flows from Operating Activities
Net cash used in operating activities was $13.2 million for the three months ended March 31, 2025. Cash used in operating activities was primarily a result of the net loss of $14.4 million, a decrease in accrued liabilities of $4.9 million primarily due to payment of incentive compensation expense associated with the achievement of performance objectives, an increase in accounts receivable of $0.7 million due to the timing of payments from our customers, an increase in other assets of $0.4 million primarily due to capitalized implementation costs of a hosting arrangement, and amortization of premiums and discounts on marketable securities of $0.2 million. This is partially offset by stock-based compensation expense of $5.6 million, an increase in accounts payable of $0.5 million due to timing of payments to our vendors, a decrease in inventory of $0.4 million due to shipment of products, non-cash lease expense of $0.4 million, a decrease in prepaid expenses and other current assets of $0.3 million primarily due to the timing of payments to our vendors, and depreciation and amortization expense of $0.3 million.
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
Cash Flows from Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2025 was $16.3 million, consisting of proceeds from maturities of marketable securities of $20.5 million, offset by purchases of marketable securities of $3.9 million and purchases of property and equipment of $0.3 million.
Net cash used in investing activities in the three months ended March 31, 2024 was $2.5 million, consisting of purchases of marketable securities of $13.8 million and purchases of property and equipment of $0.5 million, offset by proceeds from maturities of marketable securities of $11.8 million.

Cash Flows from Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2025 was $0.7 million, consisting of proceeds from the issuance of common stock under the employee stock purchase plan of $0.6 million and proceeds from the exercise of common stock options of $0.1 million.
Net cash provided by financing activities in the three months ended March 31, 2024 was $0.9 million, consisting of proceeds from the issuance of common stock under the employee stock purchase plan of $0.8 million and proceeds from the exercise of common stock options of $0.1 million.
Material Cash Requirements
Our net cash operating expenditures were $13.2 million in the three months ended March 31, 2025 and $11.8 million in the three months ended March 31, 2024. We intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $0.3 million and $0.5 million in the three months ended March 31, 2025 and March 31, 2024, respectively, and we expect to maintain the level of expenditures in the future to support our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $31.4 million as of March 31, 2025, with $2.9 million expected to be paid within the next 12 months. Amounts related to future short-term and long-term debt payments totaled $37.2 million. In April 2025, we amended the terms of the CIBC Loan to extend the interest-only period through maturity, with full principal repayment due in October 2027. Under the amended agreement, $3.2 million of interest is expected to be paid within the next 12 months in connection with future debt payments. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $88.7 million. Based on our current planned operations, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the three months ended March 31, 2025. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, sales of our products, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $74.6 million as of March 31, 2025, which consist of cash and money market funds. We held cash in foreign banks of approximately $5.2 million as of March 31, 2025 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $36.9 million under the CIBC Agreement with an annual effective interest rate of 9.0% as of March 31, 2025. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 36.9% and 31.7% of our total revenue for the three months ended March 31, 2025 and March 31, 2024, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the three months ended March 31, 2025 by approximately $0.8 million and $0.5 million, respectively, with a net impact of $0.3 million on our net loss. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the three months ended March 31, 2024 by approximately $0.6 million and $0.5 million, respectively, with a net impact of $0.1 million on our net loss. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception. For the three months ended March 31, 2025 and March 31, 2024, we had net losses of $14.4 million and $13.7 million, respectively, and we expect to continue to incur additional losses. As of March 31, 2025, we had an accumulated deficit of $482.0 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances, certification or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the three months ended March 31, 2025 and March 31, 2024 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of March 31, 2025, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving prior authorization requests on a case-by-case basis.

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
•the impact of a public health crisis or political tensions between the U.S. and other countries on our business, financial condition and results of operations;
•the timing and cost of, and level of investment in, research, development, licenses, regulatory approval, commercialization activities, acquisitions and other strategic transactions, or other significant events relating to our products, which may change from time to time;
•the cost of manufacturing our products, which may vary depending on the quantity of production and the terms of our agreements with third-party suppliers and manufacturers which are subject to macroeconomic factors including fluctuating inflation and interest rates, as well as tariffs, the threat of new or increased tariffs, trade disputes and escalating trade tensions, and changes in trade agreements;
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
In March 2021, we entered into an Amended and Restated Loan and Security Agreement (as amended, the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), under which we have borrowed $37.0 million in debt financing as of March 31, 2025. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of March 31, 2025, we had $88.7 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $482.0 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Sales in markets outside of the United States accounted for approximately 36.9% and 31.7% of our revenue for the three months ended March 31, 2025 and March 31, 2024, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, Japan, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
•difficulties in staffing and managing our international operations;
•increased competition as a result of more products and procedures receiving regulatory approval or otherwise free to market in international markets;
•the impacts of tariffs, the threat of new or increased tariffs, trade disputes, escalating trade tensions, and changes in trade agreements;
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
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the U.S. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures.
Because we rely on a global sourcing strategy and significant international sales, significant changes or developments in U.S. and international laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, could increase our costs, increase our customers’ costs and adversely impact our customers’ business and financial condition, make our products less competitive in the U.S. and other markets affected by such actions, and materially adversely affect our business and financial condition. Current or future tariffs or other retaliatory trade measures may raise the costs of raw materials, components or finished goods, which may impact our product sales, manufacturing costs, and operational expenses. Such cost increases may reduce our margins or require us to increase prices. Any price increases could harm our competitive position, reduce customer demand and damage customer relationships. We may also experience supply chain disruptions as a result of increased costs and uncertainty.
Unlike many industries, our ability to pass increased costs to customers is limited by the structure of medical device pricing and reimbursement systems. Many of our products’ pricing are established through annual or multi-year contracts with commercial, third-party payors, customers, and group purchasing organizations, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced tariffs. As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle, which could be up to 36 months away.

Current or future tariffs will also result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.
The evolving trade environment may also contribute to broader macroeconomic and financial market weakness, including overall decreased spending, inflationary pressures affecting interest rates, exchange rate volatility, financial market instability, and economic recessions or downturns, which may result in decreased demand for our products, increased operational costs, difficulties raising capital, and limit expansion opportunities with existing customers. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.
The complexity of the announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as informal disincentives to engage with, purchase from or invest in U.S. entities, or may take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the U.S. and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business. We cannot predict how current or future developments in tariff and other trade policies will evolve and the extent to which they will affect our business, operations and financial condition.
While we continue to monitor these developments, the full impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.
Unfavorable global economic conditions, including as a result of geopolitical conflict, could negatively affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, such as the global financial crisis of 2008, could result in a variety of risks to our business, including weakened demand for our solution, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, including due to the impact of inflationary pressures, tariffs, trade disputes, escalating trade tensions and other political tensions between the U.S. and other countries, could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing will negatively affect our business, financial condition and results of operations and we cannot anticipate all of the ways in which the economic climate and financial market conditions could negatively affect our business, financial condition and results of operations.
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
In December 2022, we received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division (“USDOJ”) in connection with an investigation under the Anti-Kickback Statute and False Claims Act. The CID requested information and documents regarding our relationships with certain health care providers, medical practices, and hospitals in connection with the sales and marketing of the Zephyr Valves and related products and services. We provided the USDOJ with documents and answers to written interrogatories. In March 2025, the USDOJ informed the Company that its investigation was based on a lawsuit brought by an individual plaintiff under federal and state False Claims Acts (the “Qui Tam Action”), and that the United States and the various states named in the lawsuit were electing not to intervene or pursue the matter further. As a result of the USDOJ filing a Notice of Election to Decline Intervention, the Court unsealed the Qui Tam Action. We are unable to express a view at this time as to when the Qui Tam Action may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations or cash flows.
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
The current administration and Congress may pursue significant changes to the current healthcare laws. The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may negatively affect our business, financial condition and results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may negatively affect our business, financial condition and results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) (a “Rule 10b5-1 trading arrangement”) or (ii) any "non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

PULMONX CORPORATION

Date: May 2, 2025	By:	/s/ Steven S. Williamson
Steven S. Williamson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Mehul Joshi
Mehul Joshi
Chief Financial Officer
(Principal Financial and Accounting Officer)