Form 10-Q
period 2025-06-30
Pulmonx Corp
filed 2025-08-01
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 25, 2025, there were 40,746,556 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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
ii

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$75,466	$70,905
Restricted cash	259	257
Short-term marketable securities	8,759	30,577
Accounts receivable, net	15,903	13,120
Inventory	16,175	16,915
Prepaid expenses and other current assets	3,458	4,474
Total current assets	120,020	136,248
Long-term inventory	1,892	1,681
Property and equipment, net	2,660	2,907
Goodwill	2,333	2,333
Right of use assets	18,643	18,545
Other long-term assets	1,639	1,136
Total assets	$147,187	$162,850

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,557	$3,827
Accrued liabilities	14,388	16,472
Income taxes payable	205	49
Deferred revenue	78	135
Short-term debt	104	3,176
Current lease liabilities	1,115	778
Total current liabilities	22,447	24,437
Deferred tax liability	41	87
Long-term lease liabilities	18,598	18,515
Long-term debt	37,011	34,002
Total liabilities	78,097	77,041
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—

Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 40,743,806 shares issued and outstanding as of June 30, 2025 and 39,785,969 shares issued and outstanding as of December 31, 2024	41	40
Additional paid-in capital	563,589	551,211
Accumulated other comprehensive income	2,636	2,113
Accumulated deficit	(497,176)	(467,555)
Total stockholders’ equity	69,090	85,809
Total liabilities and stockholders’ equity	$147,187	$162,850
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$23,859	$20,783	$46,397	$39,637
Cost of goods sold	6,655	5,476	12,851	10,252
Gross profit	17,204	15,307	33,546	29,385
Operating expenses
Research and development	5,306	5,615	10,062	9,825
Selling, general and administrative	26,702	25,314	52,851	49,718
Total operating expenses	32,008	30,929	62,913	59,543
Loss from operations	(14,804)	(15,622)	(29,367)	(30,158)
Interest income	723	1,306	1,587	2,747
Interest expense	(799)	(891)	(1,580)	(1,774)
Other (expense) income, net	(116)	(35)	51	380
Net loss before tax	(14,996)	(15,242)	(29,309)	(28,805)
Income tax expense	177	84	312	270
Net loss	(15,173)	(15,326)	(29,621)	(29,075)
Other comprehensive income (loss)
Currency translation adjustment	435	40	546	(509)
Change in unrealized losses on marketable securities	(1)	(30)	(23)	(158)
Total other comprehensive income (loss)	434	10	523	(667)
Comprehensive loss	$(14,739)	$(15,316)	$(29,098)	$(29,742)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.39)	$(0.74)	$(0.75)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,429,655	38,943,066	40,193,469	38,789,548
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2025	39,785,969	$40	$551,211	$2,113	$(467,555)	$85,809
Issuance of common stock upon vesting of restricted stock units	310,403	—	—	—	—	—
Issuance of common stock upon exercise of stock options	51,899	—	110	—	—	110
Issuance of shares pursuant to employee stock purchase plan	99,209	—	554	—	—	554
Stock-based compensation expense	—	—	5,553	—	—	5,553
Currency translation adjustment	—	—	—	111	—	111
Change in unrealized losses on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(14,448)	(14,448)
Balances at March 31, 2025	40,247,480	40	557,428	2,202	(482,003)	77,667
Issuance of common stock upon vesting of restricted stock units	477,534	1	—	—	—	1
Issuance of common stock upon exercise of stock options	18,792	—	27	—	—	27
Stock-based compensation expense	—	—	6,134	—	—	6,134
Currency translation adjustment	—	—	—	435	—	435
Change in unrealized losses on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(15,173)	(15,173)
Balances at June 30, 2025	40,743,806	$41	$563,589	$2,636	$(497,176)	$69,090

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2024	38,516,383	$39	$526,797	$2,640	$(411,161)	$118,315
Issuance of common stock upon vesting of restricted stock units	177,610	—	—	—	—	—
Issuance of common stock upon exercise of stock options	28,116	—	57	—	—	57
Issuance of shares pursuant to employee stock purchase plan	90,066	—	808	—	—	808
Stock-based compensation expense	—	—	5,744	—	—	5,744
Currency translation adjustment	—	—	—	(549)	—	(549)
Change in unrealized losses on marketable securities	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(13,749)	(13,749)
Balances at March 31, 2024	38,812,175	39	533,406	1,963	(424,910)	110,498
Issuance of common stock upon vesting of restricted stock units	328,336	—	—	—	—	—
Issuance of common stock upon exercise of stock options	11,350	—	22	—	—	22
Stock-based compensation expense	—	—	5,980	—	—	5,980
Currency translation adjustment	—	—	—	40	—	40
Change in unrealized losses on marketable securities	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(15,326)	(15,326)
Balances at June 30, 2024	39,151,861	$39	$539,408	$1,973	$(440,236)	$101,184
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(29,621)	$(29,075)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	11,826	11,593
Impairment of capitalized software development costs	—	1,717
Change in allowance for credit losses	—	40
Inventory write-down (recovery), net	(96)	284
Depreciation and amortization expense	577	823
Amortization of debt discount and debt issuance costs	24	30
Net accretion of discounts on marketable securities	(339)	(871)
Non-cash lease expense	615	1,211
Net changes in operating assets and liabilities:
Accounts receivable	(1,941)	792
Inventory	1,066	(672)
Prepaid expenses and other current assets	1,099	622
Other assets	(359)	66
Accounts payable	2,645	1,630
Accrued liabilities	(2,364)	(4,246)
Income taxes payable	92	(22)
Lease liabilities	(293)	(1,492)
Deferred revenue	(61)	5
Net cash used in operating activities	(17,130)	(17,565)
Cash flows from investing activities
Purchases of investments	(5,651)	(20,837)
Maturities of investments	27,785	18,415
Purchases of property and equipment and internal software development costs	(350)	(920)
Net cash provided by (used in) investing activities	21,784	(3,342)
Cash flows from financing activities
Repayment of credit agreement	(48)	(46)
Debt issuance cost	(47)	—
Proceeds from exercise of common stock options	138	80
Proceeds from issuance of common stock under the employee stock purchase plan	554	808
Net cash provided by financing activities	597	842
Effect of exchange rate changes on cash and cash equivalents	(688)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,563	(20,063)
Cash, cash equivalents, and restricted cash at beginning of the period	71,162	83,784
Cash, cash equivalents, and restricted cash at end of the period	$75,725	$63,721
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$75,466	$63,464
Restricted cash	259	257
Cash, cash equivalents, and restricted cash in consolidated balance sheets	$75,725	$63,721

Supplemental non-cash items:
Purchases of property and equipment in accounts payable and accrued liabilities	$75	$169
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$214	$276
Cash paid for interest	$1,572	$1,778

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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $497.2 million as of June 30, 2025. During the six months ended June 30, 2025 and June 30, 2024, the Company used $17.1 million and $17.6 million of cash in its operating activities, respectively. As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of $84.2 million. Historically, the Company’s activities have been financed through the sale of its products, the sale of equity securities, and debt financing arrangements.
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
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and June 30, 2024, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the fiscal year ended December 31, 2024 and notes

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 25, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2025 and condensed consolidated results of operations for the three and six months ended June 30, 2025 and June 30, 2024 and condensed consolidated cash flows for the six months ended June 30, 2025 and June 30, 2024 have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2025.
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
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates its fair value. The fair value of marketable debt securities is estimated using Level 1 and Level 2 inputs (Note 4).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of June 30, 2025 and December 31, 2024, the Company also had cash on deposit with foreign banks of approximately $7.8 million and $5.8 million, respectively, that was not federally insured.
The Company earns revenue primarily from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the six months ended June 30, 2025 and June 30, 2024. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. For the three and six months ended June 30, 2025 and June 30, 2024, no customer accounted for more than 10% of revenue. The Company had one customer that accounted for 21% of accounts receivable as of June 30, 2025. No customer accounted for more than 10% of accounts receivable as of December 31, 2024.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss and was $0.4 million and less than $0.1 million during the three months ended June 30, 2025 and June 30, 2024, respectively, and $0.5 million and $(0.5) million during the six months ended June 30, 2025 and June 30, 2024, respectively.
Foreign currency transaction gains and losses are included in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss and was $(0.1) million and less than $(0.1) million during the three months ended June 30, 2025 and June 30, 2024, respectively, and less than $0.1 million and $0.3 million during the six months ended June 30, 2025 and June 30, 2024, respectively.
Credit Losses—Accounts Receivable
Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. As of June 30, 2025 and December 31, 2024, accounts receivable is presented net of an allowance for credit losses of less than $0.1 million and less than $0.1 million, respectively.
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
3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 as of January 1, 2025 and the adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements and related disclosures.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,402	$—	$—	$2,402
Commercial paper	—	749	—	749
Total cash equivalents	2,402	749	—	3,151
Marketable securities:
Commercial paper	—	8,759	—	8,759
Total marketable securities	—	8,759	—	8,759
Total financial assets	$2,402	$9,508	$—	$11,910

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,616	$—	$—	$6,616
Total cash equivalents	6,616	—	—	6,616
Marketable securities:
U.S. Government agency bonds	6,235	11,968	—	18,203
Commercial paper	—	12,374	—	12,374
Total marketable securities	6,235	24,342	—	30,577
Total financial assets	$12,851	$24,342	$—	$37,193
There were no liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2025 and December 31, 2024.
The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Commercial paper	$8,760	$(1)	$—	$8,759
Total	$8,760	$(1)	$—	$8,759

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
U.S. Government agency bonds	$18,178	$—	$25	$18,203
Commercial paper	12,376	(8)	6	12,374
Total	$30,554	$(8)	$31	$30,577
The following table summarizes the marketable securities with unrealized losses as of June 30, 2025 and December 31, 2024, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$5,717	$(1)	$—	$—	$5,717	$(1)
Total	$5,717	$(1)	$—	$—	$5,717	$(1)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$5,659	$(8)	$—	$—	$5,659	$(8)
Total	$5,659	$(8)	$—	$—	$5,659	$(8)
The unrealized losses for marketable securities relate to changes in interest rates. No allowance for credit losses was recorded as of June 30, 2025 and December 31, 2024, and no impairment losses were recognized for the three and six months ended June 30, 2025 or June 30, 2024.
Accrued interest receivable on marketable securities of less than $0.1 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively, is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the three and six months ended June 30, 2025 or June 30, 2024.
The Company’s securities classified as short-term marketable securities mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of June 30, 2025, the Company did not hold any marketable securities with maturity dates greater than one year.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Cash	$72,315	$64,289
Cash equivalents:
Money market funds	2,402	6,616
Commercial paper	749	—
Total cash and cash equivalents	$75,466	$70,905
Inventory
Inventory consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$3,942	$3,406
Work in process	562	457
Finished goods	13,563	14,733
Total inventory	$18,067	$18,596
Reported as:
Inventory	$16,175	$16,915
Long-term inventory	1,892	1,681
Total inventory	$18,067	$18,596
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid expenses	$2,446	$1,827
Prepaid insurance	392	847
VAT and other receivable	496	671
Other current assets	124	1,129
Total prepaid expenses and other current assets	$3,458	$4,474
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

operation stages. As of June 30, 2025 and December 31, 2024, the Company has capitalized $1.1 million and $0.5 million in implementation costs, net of amortization, respectively. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three to five years. As of June 30, 2025, approximately $0.2 million and $0.9 million capitalized costs were included in prepaid expenses and other current assets, and other long-term assets, respectively. Amortization expense, which was included in selling, general and administrative expenses, was less than $0.1 million and less than $0.1 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and less than $0.1 million and $0.1 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Machinery and equipment	$2,562	$2,345
Computer equipment and software	3,703	3,468
Furniture and fixtures	338	294
Leasehold improvements	2,336	2,318
Construction in progress	20	206
Total	8,959	8,631
Less: accumulated depreciation	(6,299)	(5,724)
Property and equipment, net	$2,660	$2,907
Depreciation expense was $0.3 million for each of the three months ended June 30, 2025 and June 30, 2024. Depreciation expense was $0.6 million and $0.7 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
Goodwill
Goodwill was $2.3 million as of June 30, 2025 and December 31, 2024. There were no acquisitions or dispositions of goodwill in the six months ended June 30, 2025 or June 30, 2024. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through June 30, 2025, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the six months ended June 30, 2025.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued employee bonuses and commissions	$4,001	$6,894
Accrued vacation	2,992	2,555
Other accrued personnel related expenses	2,428	2,727
Accrued professional fees	3,782	2,455
Sales taxes, franchise tax and VAT	892	827
Other	293	1,014
Total accrued liabilities	$14,388	$16,472
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

In May 2024, as a result of satisfying certain conditions set forth in the Third Amendment, the Company extended the interest-only period of the CIBC Loan from 24 months to 36 months. Principal repayment will begin in November 2025. There was no change to the loan interest rate, maturity date, or other terms of the loan.
In April 2025, the Company further amended the terms of the CIBC Loan to extend the interest-only period through maturity, with full principal repayment due in October 2027. There was no change to the interest rate or the maturity date of the loan. The amendment was accounted for as a debt modification. The loan amendment contains a financial covenant that, when cash and cash equivalents of the Company is less than $80.0 million, revenue for the trailing twelve-month period be at least 10.0% greater than the amount of revenue for the corresponding trailing twelve-month period in the prior year. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to the greater of $20.0 million and the absolute value of Adjusted EBITDA loss as defined in the Amended and Restated CIBC Agreement for the six-month period ending on any date of determination. As of June 30, 2025, the Company was in compliance with all covenants contained in the Amended and Restated CIBC Agreement.
The CIBC Loan bears interest at a floating rate equal to 1.0% above the Wall Street Journal Prime Rate at any time. The CIBC Loan is collateralized by substantially all of the Company’s assets, including cash and cash equivalents, accounts receivable, intellectual property and equipment. The Company may prepay the borrowings under the Amended and Restated CIBC Agreement, subject to certain conditions, including a prepayment fee equal to 2.0% of the principal amount repaid during the first year after the effective date of the Third Amendment or 1.0% of the principal amount prepaid during the second year after the effective date of the Third Amendment. As of June 30, 2025, the CIBC Loan had an annual effective interest rate of 9.0% per year.
The CIBC Loan consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Term loan	$37,000	$37,000
Less: debt issuance costs	(145)	(99)
Term loan	$36,855	$36,901
Reported as:
Short-term debt	$—	$3,083
Long-term debt	36,855	33,818
Total term loan	$36,855	$36,901
The Company paid $0.5 million fees to the lender and third parties which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the three months ended June 30, 2025 and June 30, 2024, the Company recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million and less than $0.1 million, respectively. During the six months ended June 30, 2025 and June 30, 2024, the Company recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan was $0.8 million and $0.9 million during the three months ended June 30, 2025 and June 30, 2024, respectively. Interest expense on the CIBC Loan was $1.6 million and $1.8 million during the six months ended June 30, 2025 and June 30, 2024, respectively.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Credit Agreement
In May 2020, Pulmonx International Sàrl, a wholly owned subsidiary of the Company, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program designed to mitigate the economic impact of the spread of the coronavirus. The COVID-19 Credit Agreement bore no interest through March 31, 2023. Beginning April 1, 2023, the COVID-19 Credit Agreement bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. Interest expense was immaterial during the three and six months ended June 30, 2025 and June 30, 2024. As of June 30, 2025, Pulmonx International Sàrl has repaid $0.4 million to the lender.
Contractual Maturities of Financing Obligations
As of June 30, 2025, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2025 (remaining six months)	$1,638
2026	3,247
2027	39,724
Total	44,609
Less: unamortized debt discount	(145)
Less: interest	(7,349)
Term loan and credit agreement	$37,115
7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was $0.1 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively. The deferred revenue as of December 31, 2024 of $0.1 million was recognized as revenue during the six months ended June 30, 2025. The deferred revenue as of December 31, 2023 of $0.1 million was recognized as revenue during the six months ended June 30, 2024.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Company also entered into a third amendment to Office Lease (the “Third Amendment to Office Lease”) to extend the lease term of the existing premises through July 31, 2035. The Third Amendment to Office Lease contains a rent-free period, as further described below, after which rent is approximately $0.1 million per month and is subject to an annual increase of approximately 3.5%. Additionally, under the Third Amendment to Office Lease, the Company and the landlord have agreed to expand the existing premises to include the expansion premises, effective as of June 1, 2028, through July 31, 2035 (conterminous with the existing premises as referenced above). Commencing on June 1, 2028, the monthly base rent for the expansion premises will be $0.1 million per month and is subject to an annual increase of approximately 3.5%.
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
In 2013, the Company entered into a lease for office facilities in Switzerland. Per the lease terms the lease can be terminated with 12-months’ notice. After providing the required notice to the landlord, the lease terminated June 30, 2025.
In the fourth quarter of 2024, the Company entered into a five-year lease for a new office facility in Switzerland. The new lease commenced in the first quarter of 2025, with total future minimum rent payments of $0.5 million. The Company recognized right of use assets in exchange for lease liabilities of $0.4 million related to this new lease in the first quarter of 2025.
As of June 30, 2025, the Company has leases on twenty-one vehicles with an average lease term of 3.0 years.
Operating lease cost consists of the following (in thousands):

	Six Months Ended June 30,
	2025	2024
Operating lease cost	$1,655	$1,538
Short-term lease cost	15	20
Variable lease cost	238	387
Total lease cost	$1,908	$1,945

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of June 30, 2025 (in thousands):

Fiscal Year Ending December 31,	Amount
2025 (remaining six months)	$1,483
2026	2,952
2027	2,975
2028	2,899
2029	2,947
Thereafter	17,781
Total minimum lease payments	31,037
Less: Amount of lease payments representing interest	11,324
Present value of future minimum lease payments	$19,713
Reported as:
Current lease liabilities	$1,115
Long-term lease liabilities	18,598
Total lease liabilities	$19,713
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	June 30,	December 31,
	2025	2024
Right of use asset	$18,643	$18,545
Weighted average remaining lease term (years)	9.79	10.46
Weighted average discount rate	9.9%	9.9%
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$1,318	$1,821
Right-of-use assets obtained in exchange for lease liabilities	$805	$16,360
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
In December 2022, the Company received a civil investigative demand (“CID”) from the U.S. Department of Justice (“USDOJ”), Civil Division in connection with an investigation under the Anti-Kickback Statute and False Claims Act. The CID requested information and documents regarding the Company’s relationships with certain health care providers, medical practices, and hospitals in connection with the sales and marketing of the Zephyr Valves and

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

related products and services. The Company provided the USDOJ with documents and answers to written interrogatories. In March 2025, the USDOJ informed the Company that its investigation was based on a lawsuit brought by an individual plaintiff under federal and state False Claims Acts (the “Qui Tam Action”), and that the United States and the various states named in the lawsuit were electing not to intervene or pursue the matter further. As a result of the USDOJ filing a Notice of Election to Decline Intervention, the Court unsealed the Qui Tam Action. The Company has entered into settlement discussions and recorded an estimated liability for the settlement, subject to approval by the USDOJ and other parties. The Company is unable to form an estimate of any additional liability that could result if such approval is not obtained.
9.    Income Taxes
The income tax expense for the three months ended June 30, 2025 and June 30, 2024 was $0.2 million and $0.1 million, respectively. The income tax expense for the six months ended June 30, 2025 and June 30, 2024 was $0.3 million and $0.3 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, and non-recognition of US tax benefit because of a full valuation allowance against US deferred tax assets.
The income tax expense for the six months ended June 30, 2025 and June 30, 2024 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The OBBBA contains significant tax law changes with various effective dates after its enactment date. The Company is currently evaluating the impacts that the tax law changes will have on its consolidated financial statements.
10.    Stockholders’ Equity
Common Stock
As of June 30, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Company’s board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	June 30,	December 31,
	2025	2024
Common stock options issued and outstanding	3,657,135	3,627,606
Common stock restricted stock units issued and outstanding	4,412,948	2,728,599
Common stock available for future grants	2,023,663	3,006,773
Common stock available for employee stock purchase plan	1,946,695	1,648,046
Total	12,040,441	11,011,024

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Stock Options
A summary of stock option activity for the six months ended June 30, 2025 is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2024	3,627,606	$14.42
Options granted	128,395	8.29
Options exercised	(70,691)	1.95
Options canceled	(28,175)	15.70
Balance, June 30, 2025	3,657,135	$14.44
The aggregate intrinsic value of options outstanding as of June 30, 2025 was $0.4 million.

	June 30, 2025
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested and exercisable	2,461,378	$16.18	6.11
Options vested and expected to vest	3,657,135	$14.44	6.85
Total aggregate intrinsic value of options vested and exercisable as of June 30, 2025 was $0.4 million.
Service-Based Restricted Stock Units
The Company estimates the fair value of service-based restricted stock units based on the closing price of the Company’s common stock on the grant date. A summary of service-based restricted stock units activity for the six months ended June 30, 2025 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	2,728,599	$11.11
Granted	2,295,347	7.47
Vested	(787,937)	11.91
Canceled	(149,909)	10.06
Outstanding at June 30, 2025	4,086,100	$8.95
The fair value as of the respective vesting dates of restricted stock units that vested during the three months ended June 30, 2025 and June 30, 2024 was $1.6 million and $2.6 million, respectively. The fair value as of the respective vesting dates of restricted stock units that vested during the six months ended June 30, 2025 and June 30, 2024 was $4.3 million and $4.2 million, respectively.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Performance-Based Restricted Stock Units
In fiscal year 2025, the Company began granting performance-based restricted stock units (“PSUs”) to employees. The final number of PSUs awarded will be determined based on the Company’s consolidated cumulative revenue over a two-year performance period and may vest at a rate ranging from 0% to 200% of the target number of shares. Any PSUs awarded at the end of the performance period will vest in equal installments over the following four quarters. The Company estimates the fair value of these performance-based restricted stock units based on the closing price of its common stock on the grant date. Compensation expense for these awards is calculated based on the expected achievement of the target revenue metrics and is recognized over the requisite service period. A summary of performance-based restricted stock units activity for the six months ended June 30, 2025 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	—	$—
Granted	326,848	8.29
Vested	—	—
Canceled	—	—
Outstanding at June 30, 2025	326,848	$8.29
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$566	$435	$1,109	$816
Research and development	769	714	1,421	1,487
Selling, general and administrative	4,879	4,771	9,296	9,290
Total	$6,214	$5,920	$11,826	$11,593
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options and restricted stock units	$6,123	$5,818	$11,612	$11,299
Employee stock purchase plan	91	102	214	294
Total	$6,214	$5,920	$11,826	$11,593
Stock-based compensation of $0.5 million was capitalized into inventory for each of the three months ended June 30, 2025 and June 30, 2024. Stock-based compensation of $0.9 million was capitalized into inventory for each of the six months ended June 30, 2025 and June 30, 2024. Stock-based compensation capitalized in prior periods of $0.6 million and $0.4 million was recognized as cost of sales in the three months ended June 30, 2025 and June 30, 2024, respectively. Stock-based compensation capitalized in prior periods of $1.1 million and $0.8 million was recognized as cost of sales in the six months ended June 30, 2025 and June 30, 2024, respectively.
As of June 30, 2025, there was $45.5 million of unrecognized compensation costs related to unvested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.6 years.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2025, the Company had unrecognized stock-based compensation relating to the employee stock purchase plan of less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.
11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss attributable to common stockholders	$(15,173)	$(15,326)	$(29,621)	$(29,075)
Denominator
Weighted-average common stock outstanding	40,429,655	38,943,110	40,193,469	38,789,609
Less: weighted-average common shares subject to repurchase	—	(44)	—	(61)
Weighted-average common shares used to compute basic and diluted net loss per share	40,429,655	38,943,066	40,193,469	38,789,548
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.39)	$(0.74)	$(0.75)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30
	2025	2024
Options to purchase common stock	3,657,135	3,766,402
Unvested restricted stock units	4,412,948	3,197,736
Shares committed under employee stock purchase plan	43,907	51,487
Unvested early exercised common stock options	—	23
Total	8,113,990	7,015,648

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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$14,731	$13,881	$28,952	$26,750
Europe, Middle-East and Africa (“EMEA”)	6,999	5,961	12,483	11,077
Asia Pacific	2,027	802	4,822	1,500
Other International	102	139	140	310
Total	$23,859	$20,783	$46,397	$39,637
The CODM also utilizes the Company’s long-range plan as a key input for resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using consolidated net loss. Significant expenses within consolidated net loss include cost of goods sold, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive loss. In addition, the CODM is provided with the stock-based compensation expense included in research and development expenses and selling, general and administrative expenses. See Note 10, “Stockholders’ Equity” for more information. Other segment items included in consolidated net loss are interest income, interest expense, and other (expense) income, net, and income tax expense.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2025	2024
United States	$2,554	$2,824
EMEA	76	44
Asia Pacific	30	39
Total	$2,660	$2,907

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
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high-volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. We employ both direct and distributor-based sales models, with 91% of our revenue generated in markets where we sell directly for the six months ended June 30, 2025.
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
To date, we have financed our operations primarily through the sale of our products, the sale of equity securities, and debt financing arrangements. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $23.9 million, with a gross margin of 72.1% and a net loss of $15.2 million, for the three months ended June 30, 2025 compared to revenue of $20.8 million, with a gross margin of 73.7% and a net loss of $15.3 million, for the three months ended June 30, 2024. For the six months ended June 30, 2025, we generated revenue of $46.4 million, with a gross margin of 72.3% and a net loss of $29.6 million, compared to revenue of $39.6 million, with a gross margin of 74.1% and a net loss of $29.1 million, for the six months ended June 30, 2024. As of June 30, 2025, we had an accumulated deficit of $497.2 million, cash, cash equivalents and marketable securities of $84.2 million, and $37.1 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Physician, Patient and Hospital Awareness and Acceptance of Our Solution
We intend to continue to promote awareness of our solution through training and educating physicians, pulmonary rehabilitation centers, key opinion leaders and various medical societies on the proven clinical benefits of Zephyr Valves. In addition, we intend to continue to publish additional clinical data in various industry and scientific journals and online and to present at various industry conferences. We plan to continue building patient awareness through our direct-to-patient marketing initiatives, which include advertising, social media and online education. We also intend to continue helping physicians in their outreach to patients and other healthcare providers. These efforts require significant investment by our marketing and sales organization, and vary depending upon the physician’s practice specialization, and personal preferences and geographic location of physicians, pulmonary rehabilitation centers and patients. In order to grow our business, we will need to continue to make significant investments in training and educating hospitals, physicians and patients on the advantages of our solution for the treatment of severe emphysema. We are also working to improve the efficiency of our commercial initiatives to accelerate patient identification and treatment conversion.
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
Components of Our Results of Operations
Revenue
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console. The LungTraX Platform, which is used to identify patients eligible for treatment with Zephyr Valves, has not independently generated any revenue for us. No single customer accounted for more than 10% of our revenue during the six months ended June 30, 2025 and June 30, 2024.
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
Results of Operations:
Comparison of the Three Months Ended June 30, 2025 and June 30, 2024
The following table summarizes our results of operations for the period indicated:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Revenue	$23,859	$20,783	$3,076	14.8%
Costs of goods sold	6,655	5,476	1,179	21.5%
Gross profit	17,204	15,307	1,897	12.4%
Operating expenses:
Research and development	5,306	5,615	(309)	(5.5)%
Selling, general and administrative	26,702	25,314	1,388	5.5%
Total operating expenses	32,008	30,929	1,079	3.5%
Loss from operations	(14,804)	(15,622)	818	(5.2)%
Interest income	723	1,306	(583)	(44.6)%
Interest expense	(799)	(891)	92	(10.3)%
Other (expense) income, net	(116)	(35)	(81)	231.4%
Net loss before tax	(14,996)	(15,242)	246	(1.6)%
Income tax expense	177	84	93	110.7%
Net loss	$(15,173)	$(15,326)	$153	(1.0)%
Revenue
Revenue increased by $3.1 million, or 14.8%, to $23.9 million during the three months ended June 30, 2025, compared to $20.8 million during the three months ended June 30, 2024. The sale of products in the United States increased by $0.8 million to $14.7 million during the three months ended June 30, 2025, compared to $13.9 million for the three months ended June 30, 2024. The sale of products in international markets increased by $2.2 million to $9.1 million during the three months ended June 30, 2025, compared to $6.9 million for the three months ended June 30, 2024. The increase in revenue was primarily attributable to the continued growth of Zephyr Valve procedure volumes in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.2 million, or 21.5%, to $6.7 million during the three months ended June 30, 2025, compared to $5.5 million during the three months ended June 30, 2024. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin was 72.1% during the three months ended June 30, 2025, compared to 73.7% during the three months ended June 30, 2024. The decrease in gross margin was primarily due to geographic mix during the three months ended June 30, 2025.
Research and Development Expenses
Research and development expenses decreased by $0.3 million, or 5.5%, to $5.3 million during the three months ended June 30, 2025, compared to $5.6 million during the three months ended June 30, 2024. The decrease in research and development expense was primarily due to a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs recorded in the second quarter of 2024, offset by an increase of $0.5 million in costs associated with our clinical trials, including fees paid to clinical research organizations, an increase of $0.5 million in payroll and personnel-related expenses, and an increase of $0.4 million in services and other expenses in support of product development.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.4 million, or 5.5%, to $26.7 million during the three months ended June 30, 2025, compared to $25.3 million during the three months ended June 30, 2024. The increase in selling, general and administrative expenses was primarily due to an increase of $1.1 million in advertising and marketing related expenses, an increase of $0.3 million in legal and other professional expenses, and an increase of $0.2 million in payroll and personnel-related expenses for our sales, marketing and administrative personnel.
Interest Expense and Income
Interest expense decreased by $0.1 million to $0.8 million for the three months ended June 30, 2025 compared to $0.9 million for the three months ended June 30, 2024, primarily due to lower interest rates. Interest income decreased by $0.6 million to $0.7 million for the three months ended June 30, 2025 compared to $1.3 million for the three months ended June 30, 2024. The decrease was primarily due to a lower balance of cash, cash equivalents, and marketable securities, which resulted in reduced returns on these assets.
Other (Expense) Income, Net
Other (expense) income, net was ($0.1) million during the three months ended June 30, 2025 and less than ($0.1) million during the three months ended June 30, 2024, primarily due to foreign currency exchange losses.

Comparison of the Six Months Ended June 30, 2025 and June 30, 2024
The following table summarizes our results of operations for the period indicated:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Revenue	$46,397	$39,637	$6,760	17.1%
Costs of goods sold	12,851	10,252	2,599	25.4%
Gross profit	33,546	29,385	4,161	14.2%
Operating expenses:
Research and development	10,062	9,825	237	2.4%
Selling, general and administrative	52,851	49,718	3,133	6.3%
Total operating expenses	62,913	59,543	3,370	5.7%
Loss from operations	(29,367)	(30,158)	791	(2.6)%
Interest income	1,587	2,747	(1,160)	(42.2)%
Interest expense	(1,580)	(1,774)	194	(10.9)%
Other (expense) income, net	51	380	(329)	(86.6)%
Net loss before tax	(29,309)	(28,805)	(504)	1.7%
Income tax expense	312	270	42	15.6%
Net loss	$(29,621)	$(29,075)	$(546)	1.9%
Revenue
Revenue increased by $6.8 million, or 17.1%, to $46.4 million during the six months ended June 30, 2025, compared to $39.6 million during the six months ended June 30, 2024. The sale of products in the United States increased by $2.2 million to $29.0 million during the six months ended June 30, 2025, compared to $26.8 million during the six months ended June 30, 2024. The sale of products in international markets increased by $4.5 million to $17.4 million during the six months ended June 30, 2025, compared to $12.9 million for the six months ended June 30, 2024. The increase in revenue reflects continued growth of Zephyr Valve procedure volumes in the United States and in international markets.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $2.6 million, or 25.4%, to $12.9 million during the six months ended June 30, 2025, compared to $10.3 million during the six months ended June 30, 2024. The increase was mainly due to an increase in the number of products sold and increased manufacturing costs as we invested to support anticipated growth. Gross margin was 72.3% during the six months ended June 30, 2025, compared to 74.1% during the six months ended June 30, 2024. The decrease in gross margin was primarily due to geographic mix during the six months ended June 30, 2025.
Research and Development Expenses
Research and development expenses increased by $0.2 million, or 2.4%, to $10.0 million during the six months ended June 30, 2025, compared to $9.8 million during the six months ended June 30, 2024. The increase in research and development expense was primarily due to an increase of $1.0 million in costs associated with our clinical trials, including fees paid to clinical research organizations, an increase of $0.5 million in payroll and personnel-related expenses, and an increase of $0.4 million in services and other expenses in support of product development, offset by a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs recorded in the second quarter of 2024.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.1 million, or 6.3%, to $52.9 million during the six months ended June 30, 2025, compared to $49.8 million during the six months ended June 30, 2024. The increase in selling, general and administrative expenses was primarily due to an increase of $3.1 million in advertising and marketing related expenses, and an increase of $0.5 million in payroll and personnel-related expenses for our sales, marketing and administrative personnel. These increases were offset by a decrease of $0.5 million in professional services consulting expenses.
Interest Expense and Income
Interest expense decreased by $0.2 million to $1.6 million during the six months ended June 30, 2025 compared to $1.8 million during the six months ended June 30, 2024 due to lower interest rates. Interest income decreased by $1.2 million to $1.6 million during the six months ended June 30, 2025 compared to $2.8 million during the six months ended June 30, 2024. The decrease was primarily due to a lower balance of cash, cash equivalents, and marketable securities, which resulted in reduced returns on these assets.
Other (Expense) Income, Net
Other (expense) income, net was $0.1 million during the six months ended June 30, 2025 and $0.4 million during the six months ended June 30, 2024, primarily due to foreign currency exchange gains.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through our initial public offering, private placements of equity securities, debt financing arrangements and sales of our products. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $84.2 million, an accumulated deficit of $497.2 million, and $37.1 million outstanding under the CIBC Loan and Credit Agreement, net of debt discount and debt issuance costs.
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
In April 2025, we further amended the terms of the CIBC Loan to extend the interest-only period through maturity, with full principal repayment due in October 2027. There was no change to the interest rate or the maturity date of the loan.
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
We paid $0.5 million fees to the lender and third parties which is reflected as a discount on the loans provided under the Amended and Restated CIBC Agreement and is being accreted over the life of the loan using the effective interest method. During the three months ended June 30, 2025 and June 30, 2024, we recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million and less than $0.1 million, respectively. During the six months ended June 30, 2025 and June 30, 2024, we recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan was $0.8 million and $0.9 million during the three months ended June 30, 2025 and June 30, 2024, respectively. Interest expense on the CIBC Loan was $1.6 million and $1.8 million during the six months ended June 30, 2025 and June 30, 2024, respectively.
Credit Agreement
In May 2020, Pulmonx International Sàrl, our wholly owned subsidiary, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program. The COVID-19 Credit Agreement currently bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. As of June 30, 2025, Pulmonx International Sàrl has repaid $0.4 million to the lender.

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,130)	$(17,565)
Investing activities	21,784	(3,342)
Financing activities	597	842
Effect of exchange rate changes on cash and cash equivalents	(688)	2
Net increase (decrease) in cash and cash equivalents	$4,563	$(20,063)
Cash Flows from Operating Activities
Net cash used in operating activities was $17.1 million for the six months ended June 30, 2025. Cash used in operating activities was primarily a result of the net loss of $29.6 million, a decrease in accrued liabilities of $2.4 million primarily due to payment of incentive compensation expense associated with the achievement of performance objectives, an increase in accounts receivable of $1.9 million primarily due to the timing of payments from our customers, an increase in other assets of $0.4 million primarily due to capitalized implementation costs of a hosting arrangement, amortization of premiums and discounts on marketable securities of $0.3 million, and a decrease in lease liabilities of $0.3 million due to lease payments. This is partially offset by stock-based compensation expense of $11.8 million, an increase in accounts payable of $2.6 million due to timing of payments to our vendors, a decrease in inventory of $1.1 million due to shipment of products, a decrease in prepaid expenses and other current assets of $1.1 million primarily due to the timing of payments to our vendors, non-cash lease expense of $0.6 million, and depreciation and amortization expense of $0.6 million.
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
Cash Flows from Investing Activities
Net cash provided by investing activities in the six months ended June 30, 2025 was $21.8 million, consisting of proceeds from maturities of marketable securities of $27.8 million, offset by purchases of marketable securities of $5.7 million and purchases of property and equipment of $0.4 million.
Net cash used in investing activities in the six months ended June 30, 2024 was $3.3 million, consisting of purchases of marketable securities of $20.8 million and purchases of property and equipment of $0.9 million, offset by proceeds from maturities of marketable securities of $18.4 million.

Cash Flows from Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2025 was $0.6 million, consisting of proceeds from the issuance of common stock under the employee stock purchase plan of $0.6 million and proceeds from the exercise of common stock options of $0.1 million, offset by repayment of debt under the Credit Agreement of less than $0.1 million and payment of debt issuance cost of less than $0.1 million.
Net cash provided by financing activities in the six months ended June 30, 2024 was $0.8 million, consisting of proceeds from the issuance of common stock under the employee stock purchase plan of $0.8 million and proceeds from the exercise of common stock options of $0.1 million, offset by repayment of debt under the Credit Agreement of less than $0.1 million.
Material Cash Requirements
Our net cash operating expenditures were $17.1 million in the six months ended June 30, 2025 and $17.6 million in the six months ended June 30, 2024. We intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $0.4 million and $0.9 million in the six months ended June 30, 2025 and June 30, 2024, respectively, and we expect to maintain the level of expenditures in the future to support our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $31.0 million as of June 30, 2025, with $3.0 million expected to be paid within the next 12 months, and amounts related to future short-term and long-term debt which totaled $37.1 million, with $3.3 million due within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $84.2 million. Based on our current planned operations, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the six months ended June 30, 2025. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, sales of our products, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2025, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $75.5 million as of June 30, 2025, which consist of cash and money market funds. We held cash in foreign banks of approximately $7.8 million as of June 30, 2025 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $36.9 million under the CIBC Agreement with an annual effective interest rate of 9.0% as of June 30, 2025. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 37.6% and 32.5% of our total revenue for the six months ended June 30, 2025 and June 30, 2024, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the six months ended June 30, 2025 by approximately $1.7 million and $1.0 million, respectively, with a net impact of $0.7 million on our net loss. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the six months ended June 30, 2024 by approximately $1.3 million and $1.0 million, respectively, with a net impact of $0.3 million on our net loss. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception. For the six months ended June 30, 2025 and June 30, 2024, we had net losses of $29.6 million and $29.1 million, respectively, and we expect to continue to incur additional losses. As of June 30, 2025, we had an accumulated deficit of $497.2 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances, certification or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the six months ended June 30, 2025 and June 30, 2024 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of June 30, 2025, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving prior authorization requests on a case-by-case basis.
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
In March 2021, we entered into an Amended and Restated Loan and Security Agreement (as amended, the “CIBC Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), under which we have borrowed $37.0 million in debt financing as of June 30, 2025. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations⸺Liquidity and Capital Resources; Plan of Operation⸺CIBC Loan” and the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of June 30, 2025, we had $84.2 million in cash, cash equivalents and marketable securities, and an accumulated deficit of $497.2 million. Based on our current planned operations, we expect our cash, cash equivalents and short-term marketable securities will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Sales in markets outside of the United States accounted for approximately 37.6% and 32.5% of our revenue for the six months ended June 30, 2025 and June 30, 2024, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, Japan, the Netherlands, South Korea, Spain, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
In December 2022, we received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division (“USDOJ”) in connection with an investigation under the Anti-Kickback Statute and False Claims Act. The CID requested information and documents regarding our relationships with certain health care providers, medical practices, and hospitals in connection with the sales and marketing of the Zephyr Valves and related products and services. We provided the USDOJ with documents and answers to written interrogatories. In March 2025, the USDOJ informed the Company that its investigation was based on a lawsuit brought by an individual plaintiff under federal and state False Claims Acts (the “Qui Tam Action”), and that the United States and the various states named in the lawsuit were electing not to intervene or pursue the matter further. As a result of the USDOJ filing a Notice of Election to Decline Intervention, the Court unsealed the Qui Tam Action. We have entered into settlement discussions and recorded an estimated liability for the settlement, subject to approval by the USDOJ and other parties. We are unable to form an estimate of any additional liability that could result if such approval is not obtained.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements
The following discussion includes trading arrangements adopted or terminated by our directors and officers during the three months ended June 30, 2025.
On May 19, 2025, Glendon French, a current member of our board of directors and former chief executive officer, adopted a new Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 340,000 shares of our common stock. The trading arrangement will expire on August 21, 2026, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms.
On June 13, 2025, Daniel Florin, a current member of our board of directors, adopted a new Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 23,321 shares of our common stock. The trading arrangement will expire on December 19, 2025, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Fifth Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated April 28, 2025.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

PULMONX CORPORATION

Date: August 1, 2025	By:	/s/ Steven S. Williamson
Steven S. Williamson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2025	By:	/s/ Mehul Joshi
Mehul Joshi
Chief Financial Officer
(Principal Financial and Accounting Officer)