Form 10-K
period 2025-12-31
Pulmonx Corp
filed 2026-03-10
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of March 3, 2026, there were 42,237,203 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2025, was approximately $101.4 million. Solely for the purposes of this disclosure, shares of common stock held by executive officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

PART I
ITEM 1. BUSINESS
Overview
We are a commercial-stage medical technology company that provides a minimally invasive treatment for patients with severe emphysema, a form of chronic obstructive pulmonary disease (“COPD”). Our solution, which is comprised of the Zephyr Endobronchial Valve (“Zephyr Valve”), the Chartis Pulmonary Assessment System (“Chartis System”) and the LungTraX Platform, is designed to treat severe emphysema patients who, despite medical management, are still profoundly symptomatic and either do not want or are ineligible for surgical approaches. Patients with severe emphysema generally experience a worse quality of life than patients with lung cancer, and we believe there is both an urgent clinical need and a strong market opportunity for a solution that is safe, effective and minimally invasive.
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
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. In international markets, we employ both direct and distributor-based sales models. For the year ended December 31, 2025, we generated 95% of our revenue from markets where we sell directly.
We generated revenue of $90.5 million, with a gross margin of 74.2% and a net loss of $54.0 million, for the year ended December 31, 2025 compared to revenue of $83.8 million, with a gross margin of 74.0% and a net loss of $56.4 million, for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $521.6 million. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console, and from our LungTraX Platform, which is used to identify patients potentially eligible for treatment with Zephyr Valves.
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
In order to make the LungTraX Platform available to physicians, we contract with a third-party cloud service provider. We also contract with additional third-party service providers to analyze the CT scan data using their proprietary software and provide quantitative results via the StratX Lung Report. The StratX Lung Report is then made available to physicians in the LungTraX Platform. The third-party software used in this service has received either 510(k) clearance or successfully underwent a conformity assessment procedure with a Notified Body and was subsequently CE Marked in accordance with applicable legislation governing medical devices. We provide exclusive access to physicians to their LungTraX accounts and cases and monitor this CT scan upload and analysis process to ensure quality control.
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
Clinical Trials and Results
The safety, effectiveness and clinical benefits of the Zephyr Valve in patients selected using the Chartis System have been evaluated in multiple randomized controlled clinical trials that have collectively evaluated over 650 patients in Austria, Belgium, Brazil, France, Germany, the Netherlands, Sweden, the United Kingdom (“UK”) and the United States. The LIBERATE study which served as the basis for the FDA approval of our PMA application, met all its primary and secondary effectiveness endpoints, and the results were published in the American Journal of Respiratory and Critical Care Medicine in 2018. In addition, over 200 scientific articles have been published on the clinical use of Zephyr Valves, including multiple meta-analyses, review articles, cost-effectiveness analyses and risk-benefit analyses.
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
_______________
┬ Difference between Zephyr Valve and control groups
* Per protocol, all other values listed are intention to treat (ITT)
** Data included in FDA-approved instructions for use (IFU)
The complications of treatment with Zephyr Valves can include but are not limited to pneumothorax, worsening of COPD symptoms, hemoptysis, pneumonia, dyspnea and, in rare cases, death. The most common side effect of Zephyr Valve placement is a pneumothorax, which is the collapse of a lung due to an air leak in the lung and is believed to be a direct result of rapid shifts in the lobar volumes in the chest as the target lobe deflates and the neighboring lobe expands. In clinical trials, the incidence rate of pneumothorax in patients treated with the Zephyr

Valve is between 18% and 34%. In the LIBERATE Study, 17% of the pneumothorax events required no intervention and resolved on their own. While patients with a pneumothorax had a longer hospital stay of approximately a week versus the 3-night stay for patients who did not have a pneumothorax, following the successful resolution of the pneumothorax they had comparable outcomes to those who did not experience a pneumothorax.
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
The ICD-10 PCS procedure codes that best describe our procedure map to the MS-DRG classifications for Major Chest Procedures, while management of co-morbidities and complications during the hospital stay impacts specific MS-DRG placement within the MS-DRG grouping. MS‐DRG classifications calibrate payment for groups of services based on the severity of a patient’s illness, costs and clinical cohesiveness of care. One single MS‐DRG payment covers all hospital costs associated with treating a patient during his or her hospital stay. Physician charges associated with performing medical procedures are reimbursed to physicians through a different payment system based on the codes they submit. Payment for Zephyr Valve is expected to, on average, be sufficient to cover costs of the procedure.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2025, we had 31 patent families in force worldwide. As of December 31, 2025, we had rights to 72 issued United States patents, 6 pending United States patent applications, 93 issued foreign patents and 7 pending foreign patent applications. Our most material foreign patents issued and patent applications pending are in the European Union (“EU”), France, Germany, Japan and the United Kingdom. Our patents cover aspects of our current Zephyr Valve, loading system, airway sizing, EDC, Chartis System, AeriSeal System, LungTraX Platform, and future product concepts. The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. Our patents expire between 2026 and 2042. Once a patent expires, the protection ends, and an invention enters the public domain; that is, anyone can commercially exploit the invention without infringing the patent.
We also rely upon trademarks to build and maintain the integrity of our brand. As of December 31, 2025, we had 10 registered trademarks, some of which apply to multiple countries, and several pending trademark applications in various countries.
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
We perform the final assembly, inspection, testing, packaging and product release testing for the Zephyr Valve, the EDC and Chartis System at our headquarters in Redwood City. These products are sterilized using ethylene oxide or E-beam at qualified sterilization suppliers in California. In the United States, we generally ship products from our third-party logistics provider in Memphis, Tennessee or our facilities in Redwood City to our direct sales territory managers, who deliver these products to our hospital customers. Once they are trained and proficient in the procedure, we may also sell our products directly to our hospital customers. Internationally, we ship our products to a qualified third-party logistics provider in the Netherlands who, in turn, may either ship directly to our customers in Europe, Australia and other international markets on a consignment basis or directly to our sales territory managers in these countries who then sell these products to our customers. We also ship from our Redwood City facilities to distributors in Asia Pacific and other international markets.
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
Pervasive and Continuing Regulation
After a device is placed on the market, numerous regulatory requirements continue to apply. These include:
•the FDA’s QMSR, which requires manufacturers, including their suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
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
The MDR includes transitional provisions, amended by Regulation (EU) 2023/607. Accordingly, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from May 25, 2017, and which remained valid on May 26, 2021 and have not since been withdrawn will, with certain exceptions, remain valid until December 31, 2027 for Class III and Class IIb implantable medical devices and until December 31, 2028 for other Class IIb, Class Iia and Class I devices with a measuring function or which are sterile. Class I medical devices, for which the conformity assessment procedure in accordance with the MDD or the AIMD did not require the involvement of a Notified Body but will require the involvement of a Notified Body in accordance with the MDR and for which an EU Declaration of Conformity was issued in accordance with the MDD or the AIMD prior to May 26, 2021, can continue to be placed on the EEA market until December 31, 2028. Manufacturers of medical devices may only benefit from the above extended transitional provisions deadlines if the following conditions are fulfilled: (i) the devices continue to comply with the requirements of the MDD or AIMD, (ii) there are no significant changes in the design and intended purpose, (iii) the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health, (iv) the manufacturer implements a quality management system by May 26, 2024 which complies with the requirements of the MDR, (v) by May 26, 2024 an application is lodged with a Notified Body for conduct of the conformity assessment of the devices covered by the CE Certificate of Conformity, or the devices intended to substitute for such devices, in accordance with the MDR and a related written agreement is signed with the Notified Body by September 26, 2024, and (vi) from May 26, 2021, compliance with the MDR relating to post-market surveillance, market surveillance, vigilance, registration of economic operators and of devices is ensured in place of the corresponding requirements in the MDD or AIMD.
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
The UK left the EU in January of 2020 and the transitional period ended on December 31, 2020. In light of the fact that the CE Marking process is set out in EU law, which no longer applies in the UK (apart from in certain limited circumstances in Northern Ireland), the UK has implemented a new route to market, to replace the CE Mark, culminating in a UKCA Mark. Northern Ireland will, however, continue to be covered by the regulations governing CE Marks. The UK Medicines and Healthcare products Regulatory Agency (“MHRA”) has established transitional provisions to recognize the acceptance of certain CE marked medical devices on the market in Great Britain until June 30, 2028 or June 30, 2030, depending on the type of device and its classification, at the latest. Accordingly, medical devices which, for example, meet all requirements of the EU MDD and have a valid CE Certificate of Conformity and EU Declaration of conformity issued under the MDD prior to May 26, 2021, may be placed on the market until the sooner of expiry of the CE Certificate of Conformity or June 30, 2028. Medical devices which meet all requirements of the EU MDR may be placed on the market until June 30, 2030. However, the government has indicated that it intends to launch a consultation (that was penciled in for late 2025 but has not yet commenced) on proposals to indefinitely recognize CE marked medical devices. Manufacturers of medical devices located outside the UK, including manufacturers of CE marked medical devices, need to appoint a UK Responsible Person before the devices may be placed on the UK market. The UK government has introduced, with the first regulations strengthening post-market surveillance requirements having come into force June 16, 2025. Further updated regulations are scheduled to follow in the course of 2026.
Our devices were regulated under MDD prior to Brexit and are subject to the UK Medical Devices Regulations 2002. Pulmonx has registered all products in accordance with the UK Medical Devices Regulations 2002, we received a UK Declaration of Conformity from our Great Britain Approved Body BSI and we place our products on the Great British market under a UKCA Mark.
In addition, the advertising and promotion of medical devices in the EU is subject to EU laws and the national laws of the individual EU Member States that implemented the MDD, the AIMD and that apply the MDR, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EU Member States governing the advertising and promotion of medical devices. EU Member States’ national legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
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
Privacy and Information Security Laws
In the ordinary course of our business, we process personal data, including health data collected through the clinical trial process, our research collaborations, our LungTraX Platform, and directly from individuals or their healthcare providers under our patient reimbursement support programs. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards and contractual obligations related to data privacy, security, and protection. Such obligations may include, without limitation, the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), and the EU GDPR as it forms part of UK law (the “UK GDPR”) (collectively, the “GDPR”). In addition, states within the United States and other jurisdictions where we do business have enacted or are considering enacting similar data privacy laws. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data.
The CCPA and GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing and that increase our compliance obligations and exposure for any non-compliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered businesses to provide specific disclosures related to a business’s collecting, using and disclosing personal data and to respond to certain requests from California residents related to their personal data. Also, the CCPA provides for civil penalties and a private right of action for data breaches that may include an award of statutory damages. US federal and state consumer protection laws may require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
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
Stark Law
The federal physician self-referral prohibition, commonly known as the Stark Law, prohibits, among other things, physicians who have a financial relationship, including an investment, ownership or compensation relationship with an entity, from referring Medicare and Medicaid patients to that entity for designated health services, which include clinical laboratory services, unless an exception applies. Similarly, entities may not bill Medicare, Medicaid or any other party for services furnished pursuant to a prohibited referral.
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
The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. There have been executive, judicial and congressional challenges, and a number of health reform measures that have impacted certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Recent actions, for example, include directing agencies to reduce agency workforce and cut programs. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to lower government subsidies to private insurance companies and increase healthcare price transparency, among other things. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations.
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
EU Health Reform
Moreover, in the EU some countries may, after the medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. On January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation), entered into application through a phased implementation. Select high-risk medical devices came into scope in 2026. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medical devices new medical devices. The Regulation establishes a framework for EU-level joint clinical assessments and increased cooperation among Member States on clinical aspect of health technology evaluation. Individual EEA countries will continue to be responsible for assessing non-clinical (e.g. economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.
Human Capital Management
Employees, Talent Management & Development
As of December 31, 2025, we had a total of 296 full time employees, with 229 employees in the U.S., 56 in Europe, and 11 in Asia Pacific. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that we have good relations with our employees and that they are the foundation of our business. We are committed to the development and retention of our workforce through ongoing training and development programs, and career growth opportunities.
Code of Business Conduct and Business Ethics
We are dedicated to conducting our business consistent with the highest standard of business ethics. Each employee receives and agrees to follow the Company’s Code of Business Conduct and Ethics. Employees are encouraged to discuss any related concerns with management or report concerns anonymously through an Ethics Hotline.
Culture of Inclusion
At Pulmonx, we are committed to creating and nurturing an inclusive workplace, where everyone feels respected, valued, and included – not only because it’s the right thing to do, but also because we strongly believe that it’s vital to our success and crucial to fully support the communities we serve. We value diverse perspectives and experiences and continue to build an inclusive culture where differences drive innovation.
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
•Short & long-term disability
•Paid time off
•Employee assistance program
Employee Health and Safety
The health and safety of our employees is a key focus at our Company. We comply with applicable health and safety laws and regulations and maintain workplace safety programs. Employees complete annual safety training and we maintain emergency preparedness protocols across our locations. We are committed to protecting our employees everywhere we operate and comply with applicable health and safety laws and regulations. We strictly prohibit any violent or threatening behavior on our premises or during any work-related activities.

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
We have incurred net losses since our inception. For the years ended December 31, 2025 and December 31, 2024, we had net losses of $54.0 million and $56.4 million, respectively, and we expect to continue to incur additional losses. As of December 31, 2025, we had an accumulated deficit of $521.6 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances, certification or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the years ended December 31, 2025 and December 31, 2024 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of December 31, 2025, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving prior authorization requests on a case-by-case basis.
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
Although we require our third-party suppliers to supply us with components that meet our specifications and comply with applicable provisions of the FDA’s Quality Management System Regulation (“QMSR”) and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the components meet our requirements, there is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner.
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
Although we have implemented policies and procedures designed to ensure compliance with applicable data privacy and information security laws and regulations and we take measures to protect sensitive information from unauthorized access or disclosure, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our IT systems (such as our hardware and/or software, including that of third parties with whom we work). However, we have not in the past, and may not in the future, detect and remediate all such vulnerabilities including on a timely basis. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we have in the past, and may in the future, experienced delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Our IT and infrastructure, and other third parties with whom we work, including technology partners and providers, face and may be vulnerable to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, ransomware attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, attacks enhanced or facilitated by AI, and other similar threats. In addition to traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems, operations and supply chain.
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
Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past or may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. Although the aggregate impact of security incidents on our operations and financial condition has not been material to date, we have occasionally been the target of events of this nature and expect them to continue as security threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. For example, we have been the target of unsuccessful phishing attempts in the past and expect such attempts will continue in the future. Additionally, the Company launched the LungTraX Platform in 2024 which involves the processing of patient PHI in the Company-managed system in our capacity as a Business Associate (as defined by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)), the unintended release of which could have additional material adverse impacts on the Company financially and reputationally. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems or other information technology infrastructure change frequently and may not be detected until after an incident has occurred. We are investing in protections and monitoring practices related to our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. However, it may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and information security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. We cannot assure you that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns and breaches could negatively affect our business, financial condition and results of operations and our reputation.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. The reliability and continuous availability of our LungTraX Platform is critical to our success. However, software such as ours, or that of third parties that we utilize within the LungTraX Platform, can contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. The LungTraX Platform is a new service for us and we have limited experience installing and managing this platform and the services that we render though this platform. We have not and may not detect and remediate all such vulnerabilities including on a timely basis. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such fix may be difficult to push out to our customers or may otherwise be delayed. Additionally, our business employs a shared responsibility model where our customers are responsible for using, configuring, and otherwise implementing security measures related to our platform in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. If our customers fail to use our platform according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if we are not the cause of the resulting customer security issue or incident and such an incident is unrelated to our security practices, we could incur significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities, and it could result in reputational harm.

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
On March 2, 2026, we entered into a Credit Agreement and Guaranty (as amended, the “Perceptive Credit Agreement”) with the subsidiary guarantors party thereto from time to time, the lenders party thereto from time to time, and Perceptive Credit Holdings V, LP (“Perceptive”), as the initial lender, administrative agent and collateral agent, under which we have borrowed $40.0 million in debt financing as of March 2, 2026. See the section entitled “Subsequent Events - Perceptive Credit Agreement” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
In addition, the Perceptive Credit Agreement contains, and any agreements evidencing or governing other future indebtedness may contain, certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interests. Subject to certain limited exceptions, these covenants limit our ability to, among other things:
•convey, sell, lease, transfer, assign, dispose of or otherwise make cash payments consisting of all or any part of our business or property;
•effect certain changes in our business, management, ownership or business locations;
•merge or consolidate with, or acquire all or substantially all of the capital stock or assets of, any other company;
•create, incur, assume, be liable for or make payments on any additional indebtedness, or create, incur, allow or permit to exist any additional liens;
•pay cash dividends on, make any other distributions in respect of, or redeem, retire or repurchase, any shares of our capital stock;
•make certain investments and;
•enter into transactions with our affiliates.
There can be no guarantee that we will not breach these covenants. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. The occurrence of any of these events could negatively affect our business, financial condition and results of operations.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of December 31, 2025, we had $69.8 million in cash and cash equivalents, and an accumulated deficit of $521.6 million. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and other personnel. We are highly dependent upon our management team, particularly our Chief Executive Officer, the rest of our senior management, and other key personnel. From time to time, there have been and may in the future be changes in our management team or other key employees resulting from the hiring or departure of these personnel. For example, in October 2025, we announced that Steven Williamson resigned as President and Chief Executive Officer and as a member of our board of directors and that Mehul Joshi resigned as Chief Financial Officer. We also announced that Glendon E. French would return as the Company’s President and Chief Executive

Officer and Derrick Sung, Ph.D. would rejoin the Company as our Chief Operating Officer and Chief Financial Officer. The failure to successfully execute this leadership transition could negatively impact our business and results of operations. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could therefore negatively affect our business, financial condition and results of operations. In addition, we do not carry any key person insurance policies that could offset potential loss of service under applicable circumstances.
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
Further, job candidates and existing employees, particularly in the San Francisco Bay Area, often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may harm our ability to recruit and retain highly skilled employees. Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly depreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it will negatively affect our business, financial condition and results of operations.
We have significant international operations, and to successfully market and sell our products in such international markets we must address international business risks with which we have limited experience.
Sales in markets outside of the United States accounted for approximately 37.0% and 32.6% of our revenue for the years ended December 31, 2025 and December 31, 2024, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, Japan, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
The evolving trade environment may also contribute to broader macroeconomic and financial market weakness, including overall decreased spending, inflationary pressures affecting interest rates, exchange rate volatility, financial market instability, and economic recessions or downturns, which may result in decreased demand for our products, increased operational costs, difficulties raising capital, and limit expansion opportunities with existing customers. Ongoing tariff uncertainty and related legal challenges, as well as trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.
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
Additionally, the Bureau of Industry and Security, U.S. Department of Commerce, has recently initiated an investigation to determine whether medical devices, including their components and accessories, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. While we continue to monitor this investigation and the other developments described above, the full impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report on Form 10-K.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new devices to be reviewed and/or approved or cleared by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 43 days beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
In December 2022, we received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division (“USDOJ”) in connection with an investigation under the False Claims Act. The CID requested information and documents regarding our relationships with certain health care providers, medical practices, and hospitals in connection with the sales and marketing of the Zephyr Valves and related products and services. Subsequently, on or about January 27, 2025 the US DOJ filed on behalf of itself and certain states attorneys general, a Notice of Election to Decline Intervention in and to unseal the underlying action filed by an individual (the “Relator”) in U.S. District Court for the Northern District of California (the “Qui Tam Action”). In December 2025, the Company entered into a settlement agreement with the Relator with approval by the US DOJ and the various states’ attorneys general who were parties to the Qui Tam Action. The Qui Tam Action was dismissed on December 22, 2025.
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
If we or our suppliers fail to comply with the FDA’s QMSR or the European Union MDR, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.
Our manufacturing and design processes and those of our third-party suppliers are required to comply with the FDA’s QMSR and the European Union MDR, including Quality Management System requirements, both of which cover procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of Zephyr Valves, the AeriSeal System, the Chartis Catheter and the Chartis Console. We are also subject to similar state requirements and licenses, and comply with ongoing International Organization for Standardization (“ISO”) in all operations, including design, manufacturing, and service, to maintain our CE Marks. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, competent authorities of EU Member States, European Union Notified Bodies and comparable authorities in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances, certification and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would negatively affect our business, financial condition and results of operations. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.
We are registered with the FDA as a manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the CDPH to determine our compliance with the QMSR and other regulations at our manufacturing facility, and these inspections may include the manufacturing facilities of our suppliers. We believe that we are in compliance, in all material respects, with the QMSR.
We also maintain a CE Certificate of Conformity in accordance with the MDD and a separate CE Certificate of Conformity in according with the MDR for the design and manufacture of our products issued by BSI in the Netherlands, our European Notified Body. We believe that we are in compliance, in all material respects, with the MDD and MDR, as applicable to our products.
We can provide no assurance that we will continue to remain in compliance with the QMSR, MDR, and MDD, as applicable to our products. If the FDA, CDPH, BSI or competent authorities of EU Member States inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility, we may be unable to produce our solutions, which will negatively affect our business, financial condition and results of operations.
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
We and the third parties with whom we work are subject to stringent and evolving obligations related to data privacy and information security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse business impacts.
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
New data privacy and information security laws are being enacted in the United States on the federal, state, and local levels, and existing ones are being updated and strengthened. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered business, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020 and requires companies that process personal data on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allow consumers to opt out of certain data sharing with third parties. The CCPA also provides for civil penalties for violations (up to $7,500 per intentional violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any data privacy and information security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive data, such as personal data, confidential patient or consumer information, whether by us, one of our business associates or another third-party, could negatively affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and information security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”) governs the processing (which can include any action, such as collection, use, storage adaptation or alteration, disclosure or transfer) of personal data relating to individuals located in Europe (including the UK). Among other things, the GDPR sets out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place to justify data processing activities; granting various rights for data subjects in regard to their personal data, such as the right to delete certain personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit; and expanding the definition of personal data to include coded data and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million, £17.5 million, or, in each case, 4% of our global turnover, whichever is greater), and companies may also face temporary or definitive bans on data processing and other corrective actions. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted.
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
Moreover, complying with the various data privacy and information security laws that are applicable to us could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. In addition, these obligations may require us to change our business model. Any failure (or perceived failure) to comply could result in government enforcement actions (which could include civil or criminal penalties), private litigation and mass arbitration demands, additional reporting requirements and/or oversight, bans or restrictions on processing personal data, orders to destroy or not use personal data, imprisonment of company officials, and/or adverse publicity and could negatively affect our operating results and business. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
Claims that we have violated individuals’ privacy rights, failed to comply with privacy laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.
Our employees and personnel use generative AI (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI technologies. For example, European regulators enacted a stringent AI regulation, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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
Our assessment, identification and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. We rely on a multidisciplinary team, including our Chief Technology Officer, information technology department, legal department, security management, and engineering operations, (the “Security Function”) to help assess, identify and manage the Company’s cybersecurity threats and risks. Various members of the Security Function monitor and evaluate our cybersecurity threat environment using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating threats reported to us, audits, conducting threat assessments, conducting vulnerability assessments to identify vulnerabilities, use of external intelligence feeds, and internal tabletop and incident response exercises.
Depending on the environment, systems and data at issue, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, an incident response plan, risk assessments, incident detection and response, vulnerability management processes, disaster recovery/business continuity processes, encryption of data, network security controls, data segregation, access controls, physical security, systems monitoring, vendor risk management processes, employee training, penetration testing, cybersecurity insurance, dedicated cybersecurity staff, and asset management, tracking and disposal.
We work with third-parties from time to time to assist us to identify, assess, and manage risks from cybersecurity threats, including, for example, professional services firms, including outside legal counsel and penetration testing firms.
We use certain third-party service providers to perform a variety of functions that help us operate our business, such as application providers and hosting companies. Depending on the nature of the services provided, the sensitivity and information processed, and the identity of the service provider, our vendor management process may include different levels of assessment designed to help identify cybersecurity risk associated with a provider. Such assessments include, for example, reviewing the written security program of such provider and conducting security assessments and audits.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see Part I, Item 1A, “Risk Factors” for a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, including the risk factor titled, If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as to our LungTraX Platform services or our clinical trials, claims that we breached our data protection obligations, harm to our reputation, business operations, and financial condition, as well as a loss of customers or sales.

Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including the Company’s oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of Company management, including the Senior Director of Information Technology, who has worked in various roles responsible for securing networks and application systems, the Cloud Security Engineering Manager, the Chief Executive Officer, the Chief Technology Officer, the General Counsel, and the Chief Operating Officer and Chief Financial Officer and Chief Operation Officer. These members of management are responsible for hiring appropriate personnel, integrating cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. They are also responsible for approving budgets, helping to prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. When material incidents are identified, these members of management are responsible for determining whether such incidents are material and may escalate material incidents to the Audit Committee and/or investors, based on the particular circumstances.
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
Holders of Common Stock
As of March 3, 2026, there were approximately 115 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in the street name by brokers and other nominees.
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
In 2018, we received pre-market approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) for the Zephyr Valve following its Breakthrough Device designation. The Zephyr Valve is commercially available in numerous countries globally. We have established reimbursement in major markets in North America, Europe and Asia Pacific and the Zephyr Valve has been included in treatment guidelines for COPD worldwide.
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
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high-volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. We employ both direct and distributor-based sales models, with 95% of our revenue generated in markets where we sell directly for the year ended December 31, 2025.
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

To date, we have financed our operations primarily through the sale of our products, the sale of equity securities, and debt financing arrangements. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $90.5 million, with a gross margin of 74.2% and a net loss of $54.0 million, for the year ended December 31, 2025 compared to revenue of $83.8 million, with a gross margin of 74.0% and a net loss of $56.4 million, for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $521.6 million, cash and cash equivalents of $69.8 million, and $37.1 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Physician, Patient and Hospital Awareness and Acceptance of Our Solution
We intend to continue to promote awareness of our solution through training and educating physicians, pulmonary rehabilitation centers, key opinion leaders and various medical societies on the proven clinical benefits of Zephyr Valves. In addition, we intend to continue to publish additional clinical data in various industry and scientific journals and online and to present at various industry conferences. We plan to continue building patient awareness through our direct-to-patient marketing initiatives, which include advertising, social media and online education. We also intend to continue helping physicians in their outreach to patients and other healthcare providers. These efforts require significant investment by our marketing and sales organization, and vary depending upon the physician’s practice specialization, and personal preferences and geographic location of physicians, pulmonary rehabilitation centers and patients. In order to grow our business, we will need to continue to make significant investments in training and educating hospitals, physicians and patients on the advantages of our solution for the treatment of severe emphysema. We are also working to improve the efficiency of our commercial initiatives for treating centers to accelerate patient identification and treatment conversion.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console, and from our LungTraX Platform, which is used to help identify patients potentially eligible for treatment with Zephyr Valves. No single customer accounted for more than 10% of our revenue during the years ended December 31, 2025 and December 31, 2024.
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

Results of Operations:
Comparison of the Years Ended December 31, 2025 and December 31, 2024
The following table summarizes our results of operations for the period indicated:

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue	$90,497	$83,789	$6,708	8.0%
Costs of goods sold	23,358	21,788	1,570	7.2%
Gross profit	67,139	62,001	5,138	8.3%
Operating expenses:
Research and development	19,491	17,570	1,921	10.9%
Selling, general and administrative	101,311	102,135	(824)	(0.8)%
Total operating expenses	120,802	119,705	1,097	0.9%
Loss from operations	(53,663)	(57,704)	4,041	(7.0)%
Interest income	2,651	5,061	(2,410)	(47.6)%
Interest expense	(3,155)	(3,507)	352	(10.0)%
Other income, net	790	256	534	208.6%
Net loss before tax	(53,377)	(55,894)	2,517	(4.5)%
Income tax expense	626	500	126	25.2%
Net loss	$(54,003)	$(56,394)	$2,391	(4.2)%
Revenue
Revenue increased by $6.7 million, or 8.0%, to $90.5 million during the year ended December 31, 2025, compared to $83.8 million during the year ended December 31, 2024. The sale of products in the United States increased by $0.6 million to $57.0 million during the year ended December 31, 2025, compared to $56.5 million for the year ended December 31, 2024. The sale of products in international markets increased by $6.2 million to $33.5 million during the year ended December 31, 2025, compared to $27.3 million for the year ended December 31, 2024. The increase in revenue reflects continued growth of Zephyr Valve procedure volumes.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.6 million, or 7.2%, to $23.4 million during the year ended December 31, 2025, compared to $21.8 million during the year ended December 31, 2024. The increase was mainly due to an increase in the number of products sold. Gross margin was 74.2% during the year ended December 31, 2025, compared to 74.0% during the year ended December 31, 2024.
Research and Development Expenses
Research and development expenses increased by $1.9 million, or 10.9%, to $19.5 million during the year ended December 31, 2025, compared to $17.6 million during the year ended December 31, 2024. The increase in research and development expenses was primarily due to an increase of $2.2 million in costs associated with our clinical trials, including fees paid to clinical research organizations, an increase of $0.8 million in payroll and personnel-related expenses, and an increase of $0.7 million in services and other expenses in support of product development. These increases were offset by a non-cash impairment charge of $1.9 million related to certain previously capitalized software development costs recorded in the second quarter of 2024.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $0.8 million, or 0.8%, to $101.3 million during the year ended December 31, 2025 compared to $102.1 million during the year ended December 31, 2024. The decrease in selling, general and administrative expenses was primarily due to a decrease of $2.5 million in payroll and personnel-related expenses for our sales, marketing and administrative personnel, a decrease of $0.4 million in professional services consulting expenses, and a decrease of $0.3 million in facilities and other expenses, offset by an increase of $2.4 million in advertising and marketing related expenses.
Interest Expense and Income
Interest expense decreased by $0.4 million, or 10.0%, to $3.2 million during the year ended December 31, 2025, compared to $3.5 million during the year ended December 31, 2024, primarily due to lower interest rates. Interest income decreased by $2.4 million, or 47.6%, to $2.7 million during the year ended December 31, 2025 compared to $5.1 million during the year ended December 31, 2024. The decrease was primarily due to a lower balance of cash, cash equivalents, and marketable securities, which resulted in reduced returns on these assets.
Other Income, Net
Other income, net increased by $0.5 million to $0.8 million during the year ended December 31, 2025, compared to $0.3 million during the year ended December 31, 2024, primarily due to foreign currency exchange gains.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through sales of our products, our initial public offering, private placements of equity securities, and debt financing arrangements. As of December 31, 2025, we had cash and cash equivalents of $69.8 million, an accumulated deficit of $521.6 million, and $37.1 million outstanding under the Amended and Restated CIBC Credit Agreement (as defined below), net of debt discount and debt issuance costs.
Subsequent to December 31, 2025, on March 2, 2026 (the “Closing Date”) the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) and a Security Agreement (the “Security Agreement”), with Perceptive Credit Holdings V, LP (“Perceptive”), as the initial lender, administrative agent and collateral agent. The Perceptive Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $60.0 million (the “Loan Facility”).
On the Closing Date, the Company borrowed an initial loan under the Credit Agreement in an aggregate principal amount of $40.0 million. The Loan Facility permits the Company to borrow up to an additional $20 million, in two additional equal tranches. The first $10.0 million tranche becomes available if the Company reaches at least $92.5 million in revenue for any trailing twelve-month period ending as of the end of last day of any fiscal quarter through, and including, the fiscal quarter ending September 30, 2027, and the second $10.0 million tranche becomes available if the Company reaches at least $100.0 million in revenue for any trailing twelve-month period ending as of the end of last day of any fiscal quarter through, and including, the fiscal quarter ending December 31, 2027.
The Loan Facility has a maturity date of March 2, 2031 (the “Maturity Date”). The Loan Facility accrues interest, payable monthly in arrears, at an annual rate equal to the sum of (a) an applicable margin of 7.00% (the “Applicable Margin”) plus (b) the greater of (i) one-month term SOFR and (ii) 3.75%. Upon the occurrence and during the continuance of an event of default under the Credit Agreement, the Applicable Margin will increase by an additional 3.00% per annum at Perceptive’s election (retroactive to the date of such event of default), or automatically in the case of a payment or bankruptcy event of default.
The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants, and events of default that are customarily required for similar financings. In addition, the Credit Agreement contains financial covenants requiring the Company to (i) at all times prior to the Maturity Date, maintain minimum Liquidity (as defined in the Credit Agreement) of at least $4.0 million and (ii) as of each calculation date set forth in the Credit

Agreement, maintain Revenue (as defined in the Credit Agreement) that is not less than the amounts specified in the Credit Agreement. The occurrence of an event of default under the Credit Agreement could result in, among other things, the declaration that all outstanding principal and interest thereunder are immediately due and payable in whole or in part.
In connection with the Company’s entry into the Loan Facility, on March 2, 2026, the Company repaid all outstanding indebtedness under the Amended and Restated Loan and Security Agreement, dated March 29, 2021, as amended (the “Amended and Restated CIBC Agreement”), among the Company and the Canadian Imperial Bank of Commerce, as lender, and terminated all its obligations and commitments thereunder. See the section entitled “Subsequent Events⸺Perceptive Credit Agreement” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K
Credit Agreement
In May 2020, Pulmonx International Sàrl, our wholly owned subsidiary, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program. The COVID-19 Credit Agreement currently bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. Interest expense was immaterial during the years ended December 31, 2025 and December 31, 2024. Pulmonx International Sàrl repaid $0.1 million and $0.1 million to the lender during the years ended December 31, 2025 and December 31, 2024, respectively.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Years Ended December 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(32,376)	$(31,537)
Investing activities	30,482	17,476
Financing activities	833	1,363
Effect of exchange rate changes on cash and cash equivalents	(92)	76
Net decrease in cash, cash equivalents and restricted cash	$(1,153)	$(12,622)
Cash Flows from Operating Activities
Net cash used in operating activities was $32.4 million for the year ended December 31, 2025. Cash used in operating activities was primarily a result of the net loss of $54.0 million, a decrease in accrued liabilities of $2.3 million primarily due to payment of incentive compensation in the first quarter of fiscal year 2025, associated with the achievement of performance objectives under the fiscal year 2024 incentive plan, a decrease in lease liabilities of $1.0 million due to lease payments, an increase in inventories of $0.8 million largely due to an increase in raw materials, and net accretion of discounts on marketable securities of $0.4 million. This was partially offset by stock-based compensation expense of $21.2 million, non-cash lease expense of $1.4 million, a decrease in accounts receivable of $1.1 million primarily due to the timing of payments from our customers, depreciation and amortization expense of $1.1 million, a decrease in prepaid expenses and other current assets of $0.8 million primarily due to the timing of payments to our vendors, an increase in accounts payable of $0.3 million due to the timing of payments to our vendors, and an increase in income taxes payable of $0.2 million.

Net cash used in operating activities was $31.5 million for the year ended December 31, 2024. Cash used in operating activities was primarily a result of the net loss of $56.4 million, net accretion of discounts on marketable securities of $1.6 million, a decrease in lease liabilities of $1.9 million due to lease payments, an increase in accounts receivable of $1.3 million due to revenue growth and the timing of payments from our customers, an increase in prepaid expenses and other current assets of $0.4 million primarily due to the timing of payments to our vendors, and an increase in other assets of $0.5 million primarily due to capitalized implementation costs of a hosting arrangement. This was partially offset by stock-based compensation expense of $23.0 million, an increase in accounts payable of $2.3 million due to timing of payments to our vendors, a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs recorded in the second quarter of 2024, depreciation and amortization expense of $1.5 million and non-cash lease expense of $1.8 million.
Cash Flows from Investing Activities
Net cash provided by investing activities in the year ended December 31, 2025 was $30.5 million consisting of proceeds from maturities of marketable securities of $36.6 million, partially offset by purchases of marketable securities of $5.7 million and purchases of property and equipment of $0.5 million.
Net cash provided by investing activities in the year ended December 31, 2024 was $17.5 million consisting of proceeds from maturities of marketable securities of $46.8 million, partially offset by purchases of marketable securities of $27.9 million and purchases of property and equipment of $1.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities in the year ended December 31, 2025 of $0.8 million primarily relates to proceeds from issuance of common stock under the employee stock purchase plan of $0.8 million and proceeds from exercise of common stock options of $0.2 million, partially offset by repayment of debt under the Credit Agreement of $0.1 million and payment of debt issuance cost of $0.1 million.
Net cash provided by financing activities in the year ended December 31, 2024 of $1.4 million primarily relates to proceeds from issuance of common stock under the employee stock purchase plan of $1.2 million and proceeds from exercise of common stock options of $0.2 million, partially offset by repayment of debt under the Credit Agreement of $0.1 million.
Material Cash Requirements
Our net cash operating expenditures were $32.4 million during the year ended December 31, 2025 and $31.5 million during the year ended December 31, 2024, and we intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were $0.5 million during the year ended December 31, 2025 and $1.4 million during the year ended December 31, 2024, and we expect to maintain the level of expenditures in the future in support of our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $29.7 million at December 31, 2025, with $3.0 million expected to be paid within the next 12 months, and amounts related to future short-term and long-term debt which totaled $42.5 million, with $3.0 million expected to be paid within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of December 31, 2025, we had cash and cash equivalents of $69.8 million. Based on our current planned operations and the refinancing of debt described in the section titled “Subsequent Events⸺Perceptive Credit Agreement” in the notes to our consolidated financial statements, we expect that our cash and cash equivalents will enable us to fund our operating expenses for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2025. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash and cash equivalents, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
We review our inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as long-term inventory. We consider forecasted demand and other expected usage of inventory on hand when estimating long-term inventory.
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
As of December 31, 2025, there was $30.6 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.4 years.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $69.8 million as of December 31, 2025, which consist of cash and money market funds. We held cash in foreign banks of approximately $13.4 million at December 31, 2025 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $36.9 million under the Amended and Restated CIBC Agreement with an annual effective interest rate of 8.2% as of December 31, 2025. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 37.0% and 32.6% of our total revenue for the years ended December 31, 2025 and December 31, 2024, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the year ended December 31, 2025 by approximately $3.3 million and $2.1 million, respectively, with a net impact of $1.2 million on our net income. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the year ended December 31, 2024 by approximately $2.7 million and $2.0 million, respectively, with a net impact of $0.7 million on our net income. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pulmonx Corporation

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Pulmonx Corporation
Redwood City, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pulmonx Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Classification
Inventory totaled approximately $19.4 million at December 31, 2025, including approximately $3.6 million classified as long-term inventory. As described in Note 2 to the Company’s consolidated financial statements, the value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as long-term inventory. Management considers forecasted demand and other expected usage of inventory on hand when estimating long-term inventory.
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
•Assessing whether any known of knowable factors occurred subsequent to year end that impact management’s forecast of future inventory usage.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2011.
San Francisco, California
March 10, 2026

Pulmonx Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$69,751	$70,905
Restricted cash	258	257
Short-term marketable securities	—	30,577
Accounts receivable, net	12,072	13,120
Inventory	15,845	16,915
Prepaid expenses and other current assets	3,758	4,474
Total current assets	101,684	136,248
Long-term inventory	3,604	1,681
Property and equipment, net	2,220	2,907
Goodwill	2,333	2,333
Right of use assets	18,028	18,545
Other long-term assets	1,422	1,136
Total assets	$129,291	$162,850

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,905	$3,827
Accrued liabilities	14,556	16,472
Income taxes payable	263	49
Deferred revenue	18	135
Short-term debt	106	3,176
Current lease liabilities	1,210	778
Total current liabilities	20,058	24,437
Deferred tax liability	69	87
Long-term lease liabilities	18,059	18,515
Long-term debt	36,989	34,002
Total liabilities	75,175	77,041
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 41,673,648 shares and 39,785,969 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	42	40
Additional paid-in capital	573,272	551,211
Accumulated other comprehensive income	2,360	2,113
Accumulated deficit	(521,558)	(467,555)
Total stockholders’ equity	54,116	85,809
Total liabilities and stockholders’ equity	$129,291	$162,850
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Revenue	$90,497	$83,789
Cost of goods sold	23,358	21,788
Gross profit	67,139	62,001
Operating expenses
Research and development	19,491	17,570
Selling, general and administrative	101,311	102,135
Total operating expenses	120,802	119,705
Loss from operations	(53,663)	(57,704)
Interest income	2,651	5,061
Interest expense	(3,155)	(3,507)
Other income, net	790	256
Net loss before tax	(53,377)	(55,894)
Income tax expense	626	500
Net loss	(54,003)	(56,394)
Other comprehensive income (loss)
Currency translation adjustment	269	(466)
Change in unrealized losses on marketable securities	(22)	(61)
Total other comprehensive income (loss)	247	(527)
Comprehensive loss	$(53,756)	$(56,921)
Net loss per share attributable to common stockholders, basic and diluted	$(1.33)	$(1.44)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,685,934	39,111,073
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	38,516,383	$39	$526,797	$2,640	$(411,161)	$118,315
Issuance of common stock upon vesting of restricted stock units	987,828	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	107,817	—	218	—	—	218
Issuance of shares pursuant to employee stock purchase plan	173,941	—	1,240	—	—	1,240
Stock-based compensation expense	—	—	22,957	—	—	22,957
Currency translation adjustment	—	—	—	(466)	—	(466)
Change in unrealized losses on marketable securities	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(56,394)	(56,394)
Balances at December 31, 2024	39,785,969	40	551,211	2,113	(467,555)	85,809
Issuance of common stock upon vesting of restricted stock units	1,492,336	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options	145,435	—	249	—	—	249
Issuance of shares pursuant to employee stock purchase plan	249,908	—	754	—	—	754
Stock-based compensation expense	—	—	21,060	—	—	21,060
Currency translation adjustment	—	—	—	269	—	269
Change in unrealized losses on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(54,003)	(54,003)
Balances at December 31, 2025	41,673,648	$42	$573,272	$2,360	$(521,558)	$54,116
The accompanying notes are an integral part of these consolidated financial statements.

Pulmonx Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(54,003)	$(56,394)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	21,233	22,955
Impairment of capitalized software development costs	—	1,717
Change in allowance for credit losses	—	40
Inventory write-down (recovery), net	143	75
Depreciation and amortization expense	1,054	1,493
Amortization of debt discount and debt issuance costs	53	52
Net accretion of discounts on marketable securities	(379)	(1,616)
Non-cash lease expense	1,448	1,844
Net changes in operating assets and liabilities:
Accounts receivable	1,075	(1,308)
Inventory	(765)	(229)
Prepaid expenses and other current assets	813	(436)
Other assets	(142)	(546)
Accounts payable	270	2,278
Accrued liabilities	(2,279)	462
Income taxes payable	194	(38)
Lease liabilities	(955)	(1,870)
Deferred tax liability	(15)	(50)
Deferred revenue	(121)	34
Net cash used in operating activities	(32,376)	(31,537)
Cash flows from investing activities
Purchases of investments	(5,651)	(27,914)
Maturities of investments	36,585	46,837
Purchases of property and equipment	(452)	(1,447)
Net cash provided by investing activities	30,482	17,476
Cash flows from financing activities
Repayment of credit agreement	(100)	(95)
Debt issuance cost	(70)	—
Proceeds from exercise of common stock options	249	218
Proceeds from issuance of common stock under the employee stock purchase plan	754	1,240
Net cash provided by financing activities	833	1,363
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(92)	76
Net decrease in cash, cash equivalents, and restricted cash	(1,153)	(12,622)
Cash, cash equivalents, and restricted cash at beginning of year	71,162	83,784
Cash, cash equivalents, and restricted cash at end of year	$70,009	$71,162
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$69,751	$70,905
Restricted cash	258	257
Cash, cash equivalents, and restricted cash in consolidated balance sheets	$70,009	$71,162

Supplemental non-cash items:
Purchases of property and equipment in accounts payable and accrued liabilities	$8	$218
Supplemental disclosure of cash flow information:

Cash paid for income taxes	$468	$556
Cash paid for interest	$3,113	$3,482
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $521.6 million as of December 31, 2025. During the years ended December 31, 2025 and December 31, 2024, the Company used $32.4 million and $31.5 million of cash in its operating activities, respectively. As of December 31, 2025, the Company had cash and cash equivalents of $69.8 million. Historically, the Company’s activities have been financed through the sale of its products, the sale of equity securities, and debt financing arrangements.
The Company’s consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s existing cash and cash equivalents, and the refinancing of debt described in Note 14, “Subsequent Events⸺Perceptive Credit Agreement”, will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these consolidated financial statements.
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
Restricted Cash
Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for years ended December 31, 2025 and December 31, 2024 consists of collateral for letters of credit issued in connection with the real estate lease in Redwood City, California.
Marketable Securities
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After consideration of the Company’s risk versus reward objectives and liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, the Company classifies highly liquid securities with original maturities greater than three months at the time of purchase, and remaining maturities of less than one year, as short-term marketable securities and those with remaining maturities greater than twelve months as long-term marketable securities on the consolidated balance sheets. These securities are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available for sale marketable securities, which consist of debt securities, if any, are excluded from earnings and are reported as a component of other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses, if any, on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal

Pulmonx Corporation
Notes to Consolidated Financial Statements

Deposit Insurance Corporation (“FDIC”) insured limits. As of December 31, 2025 and December 31, 2024, the Company also had cash on deposit with foreign banks of approximately $13.4 million and $5.8 million, respectively, that was not federally insured.
The Company earns revenue primarily from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the years ended December 31, 2025 and December 31, 2024. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral from its customers. As of December 31, 2025 and December 31, 2024, no customer accounted for more than 10% of accounts receivable. For the years ended December 31, 2025 and December 31, 2024, no customer accounted for more than 10% of revenue.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.
Accounts Receivable and Allowances
Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. As of December 31, 2025 and December 31, 2024, accounts receivable is presented net of an allowance for credit losses of less than $0.1 million and less than $0.1 million, respectively.
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
The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as long-term inventory. The Company considers forecasted demand and other expected usage of inventory on hand when estimating long-term inventory.
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
Impairment of Long-lived Assets
The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. In the second quarter of 2024, the Company recorded a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs that reduced the carrying value of those assets to zero. See Note 5, “Balance Sheet Components” in the accompanying notes to the consolidated financial statements for further information. No other impairment losses were recognized for the years ended December 31, 2025 and December 31, 2024.
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
Intangible Assets
Intangible assets consist of developed technology and trademarks. Intangible assets were recorded at their fair values at the date of acquisition and were amortized using the straight-line method over a 15-year useful life. The intangible assets were fully amortized as of December 31, 2024.
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
The Company determines if an arrangement is a lease, or contains a lease, at inception. The asset component of the Company’s operating leases is recorded as right-of-use (“ROU”) assets, and the liability component is recorded as current lease liabilities and long-term lease liabilities in the Company’s consolidated balance sheets. As of December 31, 2025 and December 31, 2024, the Company did not record any finance leases. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the estimated rate the Company would be required to pay for a fully collateralized borrowing equal to the total lease payments over the term of the lease, to determine the present value of future minimum lease payments. The ROU asset also includes any lease payments made to the lessor at or before the commencement date, minus lease incentives received, and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are expenses as incurred. The Company does not recognize lease liabilities and ROU assets for short-term leases with terms of twelve months or less.
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
Under ASC 606, Revenue from Contracts with Customers, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects consideration which the entity expects to receive in exchange for those goods or services. The Company determines revenue recognition by applying the following five steps as prescribed by ASC 606:
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
Cost of Goods Sold
The Company manufactures certain products at its facility and purchases other products from third party manufacturers. Cost of goods sold consists primarily of costs related to materials, components and subassemblies, third-party costs, manufacturing overhead costs, direct labor, reserves for excess, obsolete and non-sellable inventories and distribution-related expenses. A significant portion of the Company’s cost of goods sold consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs.
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
Advertising Costs
The Company expenses the costs of advertising as incurred. Advertising expenses were $10.1 million and $7.9 million for the years ended December 31, 2025 and December 31, 2024, respectively.
Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss and was $0.3 million and $(0.5) million during the years ended December 31, 2025 and December 31, 2024, respectively.
Foreign currency transaction gains and losses are included in other income, net in the consolidated statements of operations and comprehensive loss and was $0.7 million and $0.1 million during the years ended December 31, 2025 and December 31, 2024, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation arrangements with employees and non-employees in accordance with ASC 718, Compensation—Stock Compensation, using a fair-value based method. The Company determines the fair value of all stock options and the 2020 Employee Share Purchase Plan (“ESPP”) awards on the date of grant using the Black-Scholes option pricing model. The Company’s determination of the fair value is impacted by its common stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to, the expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.
The fair value of time-based awards is recognized over the period during which an option holder is required to provide services in exchange for the option award, known as the requisite service period, which is typically the vesting period using the straight-line method. The fair value of performance-based awards, is recognized over the requisite service period using the graded vesting method. Refer to Note 10, “Stockholders’ Equity” for additional information on performance-based and market-based awards. The Company accounts for forfeitures as they occur.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
3.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 as of January 1, 2025 and the update enhances the disclosure requirements related to tax rate reconciliations and income taxes paid. See Note 11, Income Taxes” for additional information.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on disclosures in its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to GAAP. The update represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact the adoption of this ASU will have on disclosures in its consolidated financial statements.
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

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,038	$—	$—	$1,038
Total cash equivalents	1,038	—	—	1,038
Total financial assets	$1,038	$—	$—	$1,038

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,616	$—	$—	$6,616
Total cash equivalents	6,616	—	—	6,616
Marketable securities:
U.S. Government agency bonds	6,235	11,968	—	18,203
Commercial paper	—	12,374	—	12,374
Total marketable securities	6,235	24,342	—	30,577
Total financial assets	$12,851	$24,342	$—	$37,193
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2025 and December 31, 2024.

Pulmonx Corporation
Notes to Consolidated Financial Statements

As of December 31, 2025, the Company did not hold any marketable securities. The following table summarizes the cost, unrealized gains and losses and fair value of marketable securities as of December 31, 2024 (in thousands):

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
The unrealized losses for marketable securities relate to changes in interest rates. During the years ended December 31, 2025 and December 31, 2024, the Company did not consider any of its marketable securities to be other-than-temporarily impaired. No allowance for credit losses was recorded as of December 31, 2024, and no impairment losses were recognized for the years ended December 31, 2025 and December 31, 2024.
At December 31, 2025 and December 31, 2024, accrued interest receivable of less than $0.1 million and $0.1 million was included in prepaid expenses and other current assets on the consolidated balance sheets, respectively. The Company elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the years ended December 31, 2025 and December 31, 2024.
The Company’s securities classified as short-term marketable securities mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term.
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,
	2025	2024
Cash	$68,713	$64,289
Cash equivalents:
Money market funds	1,038	6,616
Total cash and cash equivalents	$69,751	$70,905

Pulmonx Corporation
Notes to Consolidated Financial Statements

Inventory
Inventory consists of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$4,872	$3,406
Work in process	529	457
Finished goods	14,048	14,733
Total inventory	$19,449	$18,596
Reported as:
Inventory	$15,845	$16,915
Long-term inventory	3,604	1,681
Total inventory	$19,449	$18,596
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$1,927	$1,827
Prepaid insurance	749	847
VAT and other receivable	591	671
Other current assets	491	1,129
Total prepaid expenses and other current assets	$3,758	$4,474
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of December 31, 2025 and December 31, 2024, the Company has capitalized approximately $0.9 million and $0.5 million in implementation costs, net of amortization, respectively. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three to five years. As of December 31, 2025, the capitalized costs of $0.2 million and $0.7 million were included in prepaid expenses and other current assets, and other long-term assets, respectively. Amortization expense, which was included in selling, general and administrative expenses, was $0.1 million and $0.1 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$2,547	$2,345
Computer equipment and software	3,600	3,468
Furniture and fixtures	336	294
Leasehold improvements	2,336	2,318
Construction in progress	51	206
Total	8,870	8,631
Less: accumulated depreciation	(6,650)	(5,724)
Property and equipment, net	$2,220	$2,907
In 2024, the Company recorded a non-cash impairment charge of $1.7 million related to certain previously capitalized software development costs that reduced the carrying value of those assets to zero. The impairment charge was recorded in research and development expenses on the Company’s consolidated statements of operations and comprehensive loss. This impairment charge was primarily driven by the Company’s strategic decision to adopt a more cost-efficient solution in place of completing the development of the internally developed software.
Depreciation expense for the years ended December 31, 2025 and December 31, 2024 was $1.1 million and $1.1 million, respectively.
Goodwill
Goodwill was $2.3 million as of December 31, 2025 and December 31, 2024. No goodwill impairment losses have been recognized since the acquisition. There were no acquisitions or dispositions of goodwill for the years ended December 31, 2025 or December 31, 2024. The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2025 and December 31, 2024 and determined that goodwill was not impaired.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued employee bonuses and commissions	$3,549	$6,894
Accrued vacation	2,846	2,555
Other accrued personnel related expenses	3,181	2,727
Accrued professional fees	3,022	2,455
Sales taxes, franchise tax and VAT	1,011	827
Other	947	1,014
Total accrued liabilities	$14,556	$16,472

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
In October 2022, the Company entered into a Third Amendment to the Amended and Restated CIBC Agreement (the “Third Amendment”) with CIBC, which, among other things, extended the maturity date of the CIBC Loan to October 31, 2027; provided a commitment for a new $20.0 million tranche of term loans that may be drawn at our option through October 31, 2023, subject to the satisfaction of certain conditions; and provided for a new interest only period of 24 months from the signing date of the Third Amendment, with the possibility of an additional extension of such interest only period of up to 12 months, subject to satisfaction of certain conditions.
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
In April 2025, the Company further amended the terms of the CIBC Loan (the “Fifth Amendment”) to extend the interest-only period through maturity, with full principal repayment due in October 2027. There was no change to the interest rate or the maturity date of the loan. The Fifth Amendment was accounted for as a debt modification. The Fifth Amendment contains a financial covenant that, when cash and cash equivalents of the Company is less than $80.0 million, revenue for the trailing twelve-month period be at least 10.0% greater than the amount of revenue for the corresponding trailing twelve-month period in the prior year. Further, the Company is required to maintain unrestricted cash in an aggregate amount equal to the greater of $20.0 million and the absolute value of Adjusted EBITDA loss as defined in the Amended and Restated CIBC Agreement for the six-month period ending on any date of determination.
In January 2026, the Company further amended the terms of the CIBC Loan to 1) to modify the Company’s obligations regarding cash such that the Company is required to maintain cash in an aggregate amount equal to or greater than (i) 1.25 multiplied by (ii) the then outstanding principal balance of the CIBC Loan and 2) to require regular updates to CIBC on our efforts to refinance the CIBC Loan. In addition, CIBC agreed not to test one of the financial covenants as of December 31, 2025. The Company paid to CIBC an amendment fee of less than $0.1 million. As of December 31, 2025, the Company was in compliance with all other covenants contained in the Amended and Restated CIBC Agreement.
As of December 31, 2025 and December 31, 2024, the CIBC Loan had an annual effective interest rate of 8.2% and 9.0% per year.

Pulmonx Corporation
Notes to Consolidated Financial Statements

The CIBC Loan consists of the following (in thousands) as of December 31, 2025 and December 31, 2024, respectively:

	December 31,
	2025	2024
Term loan	$37,000	$37,000
Less: debt issuance costs	(116)	(99)
Term loan	$36,884	$36,901
Reported as:
Short-term debt	$—	$3,083
Long-term debt	36,884	33,818
Total term loan	$36,884	$36,901
The Company paid $0.5 million fees to the lender and third parties, which is reflected as a discount on the CIBC Loan and is being accreted over the life of the term loan using the effective interest method.
During the years ended December 31, 2025 and December 31, 2024, the Company recorded interest expense related to debt discount and debt issuance costs of CIBC Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the CIBC Loan amounted to $3.1 million and $3.5 million during the years ended December 31, 2025 and December 31, 2024, respectively.
The Company repaid the CIBC Loan in full, and terminated the Amended and Restated CIBC Agreement, in connection with the closing of the Perceptive Credit Agreement. See the section entitled “Subsequent Events⸺Perceptive Credit Agreement”.
Credit Agreement
In May 2020, Pulmonx International Sàrl, a wholly owned subsidiary of the Company, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program. The COVID-19 Credit Agreement currently bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. Interest expense was immaterial during the years ended December 31, 2025 and December 31, 2024. Pulmonx International Sàrl repaid $0.1 million and $0.1 million to the lender during the years ended December 31, 2025 and December 31, 2024, respectively.
Contractual Maturities of Financing Obligations
As of December 31, 2025, the aggregate future payments under the CIBC Loan and Credit Agreement (including interest payments) are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2026	$2,977
2027	39,494
Total	$42,471
Less: unamortized debt discount	(116)
Less: interest	(5,260)
Term loan and credit agreement	$37,095

Pulmonx Corporation
Notes to Consolidated Financial Statements

7.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations to customers after delivery, which was less than $0.1 million as of December 31, 2025. This amount is expected to be recognized as revenue in fiscal year 2026. The deferred revenue as of December 31, 2024 was $0.1 million, which was recognized as revenue during the year ended December 31, 2025. The deferred revenue as of December 31, 2023 was $0.2 million, which was recognized as revenue during the year ended December 31, 2024.
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
In the fourth quarter of 2024, the Company entered into a five-year lease for a new office facility in Switzerland. The lease commenced in the first quarter of 2025, with total future minimum rent payments of $0.5 million. The Company recognized right of use assets in exchange for lease liabilities of $0.4 million related to this new lease in the first quarter of 2025.
As of December 31, 2025, the Company has leases on 21 vehicles with an average lease term of 3.0 years.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Operating lease cost consists of the following (in thousands):

	Years Ended December 31,
	2025	2024
Operating lease cost	$3,291	$3,111
Short-term lease cost	33	40
Variable lease cost	495	714
Total lease cost	$3,819	$3,865
The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of December 31, 2025 (in thousands):

Fiscal Year Ending December 31,	Amount
2026	$3,001
2027	3,023
2028	2,934
2029	2,948
2030	2,941
Thereafter	14,840
Total minimum lease payments	$29,687
Less: Amount of lease payments representing interest	10,418
Present value of future minimum lease payments	$19,269
Reported as:
Current lease liabilities	$1,210
Long-term lease liabilities	18,059
Total lease liabilities	$19,269
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	December 31,
	2025	2024
Right of use asset	$18,028	$18,545
Weighted average remaining lease term (years)	9.31	10.46
Weighted average discount rate	9.9%	9.9%
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$2,817	$3,133
Right-of-use assets obtained in exchange for lease liabilities	$925	$17,016

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
In December 2022, the Company received a civil investigative demand (“CID”) from the U.S. Department of Justice (“US DOJ”), in connection with an investigation under the False Claims Act. The CID requested information and documents regarding our relationships with certain health care providers, medical practices, and hospitals in connection with the sales and marketing of the Zephyr Valves and related products and services. Subsequently, on or about January 27, 2025 the DOJ filed on behalf of itself and certain states attorneys general, a Notice of Election to Decline Intervention in and to unseal the underlying action that was the basis of the CID, filed by an individual (the “Relator”) in U.S. District Court for the Northern District of California (the “Qui Tam Action”). In December 2025, the Company entered into a settlement agreement with the Relator, with approval by the US DOJ and the various states’ attorneys general who were parties to the Qui Tam Action. The Qui Tam Action was dismissed on December 22, 2025.
9.    Income Taxes
Loss before the provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2025	2024
Domestic	$(57,077)	$(57,570)
Foreign	3,700	1,676
Total loss before provision for taxes	$(53,377)	$(55,894)
The components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	45	53
Foreign	600	471
Total current expense	$645	$524

Deferred:
Federal	$(5)	$7
State	5	8
Foreign	(19)	(39)
Total deferred expense	(19)	(24)
Total income tax expense	$626	$500
The table below provides the updated requirements of ASU 2023-09 for 2025. See Notes to Financial Statements - Income Taxes for additional details on the adoption of ASU 2023-09. The effective tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes and tax due to the following:

Pulmonx Corporation
Notes to Consolidated Financial Statements

	Year Ended December 31, 2025
	$	%
U.S. federal statutory tax rate	$(11,209)	21.0%
State and local income taxes, net of federal(1)	50	(0.1)%
Foreign tax effects	(203)	0.4%
Enactment of new tax laws	—	0.0%
Effect of cross-border tax laws
Global Intangible Low-Tax Income	199	(0.4)%
Tax credits	(170)	0.3%
Valuation allowances	8,273	(15.5)%
Nontaxable or nondeductible items
Stock-based compensation(2)	2,936	(5.5)%
Other	269	(0.5)%
Changes in unrecognized tax benefits	26	0.0%
Other adjustments
Expiring attributes	559	(1.1)%
Other	(104)	0.2%
Total	$626	(1.2)%
(1) State taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.
(2) Includes amounts related to non-deductible stock-based compensation, including non-deductible executive compensation, in addition to excess tax benefits or shortfalls from stock-based compensation.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	(0.1)%	(0.1)%
Foreign earnings at different rates	0.1%	(0.5)%
Tax credits	1.3%	(0.9)%
Permanent differences	(5.7)%	(4.6)%
Prior year true-up	(0.2)%	0.6%
Change in valuation allowance	(16.8)%	(16.4)%
Other rate impacts	(0.5)%	—%
Effective tax rate	(0.9)%	(0.9)%
Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

Pulmonx Corporation
Notes to Consolidated Financial Statements

Year Ended December 31,
2025
Income taxes paid:
Federal	$—
State	45
Foreign:
Switzerland	138
France	80
United Kingdom	60
Germany	59
Italy	34
Spain	32
Other	20
Total	$468
Cash paid for income taxes, net of refunds, during the years ended December 31, 2024 and 2023 was $0.6 million and $0.5 million, respectively.
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$76,653	$65,515
Tax credit carryforwards	7,620	7,331
Accruals and reserves	1,401	1,993
Depreciation	380	303
Intangible assets	3,065	3,527
Right of use liability	4,464	4,568
Capitalized research costs	6,309	7,754
Other	5,261	4,467
Total deferred tax assets	105,153	95,458
Less: valuation allowance	(100,491)	(90,598)
Total deferred tax assets, net of valuation allowance	$4,662	$4,860

Deferred tax liabilities:
Right of use asset	$(4,162)	$(4,358)
Goodwill	(569)	(589)
Total deferred tax liabilities	$(4,731)	$(4,947)

Net deferred tax liabilities	$(69)	$(87)

Pulmonx Corporation
Notes to Consolidated Financial Statements

The Company has established a full valuation allowance against its U.S. net deferred tax assets due to the uncertainty surrounding the realization of such assets. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the U.S. net deferred tax assets have been fully offset by a valuation allowance of $100.5 million as of December 31, 2025. The valuation allowance increased by $9.9 million and $11.2 million for the years ended December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025, the Company had a total net operating loss carryforwards for federal income tax purposes of approximately $330.3 million. For net operating loss carryforwards generated prior to 2018, if not utilized, these net federal operating loss carryforwards will begin to expire in 2026. The Company also had a state and city net operating loss carryforward of approximately $207.1 million which will begin to expire in 2026.
For tax years beginning on January 1, 2018 onwards, any federal net operating losses generated will be allowable for carry forward indefinitely, as opposed to the original expiration of 20 years. As of December 31, 2025, the Company had $262.4 million of federal net operating losses that can be carryforward indefinitely.
The Company also had federal and state research and development (“R&D”) tax credit carryforwards of approximately $4.6 million and $5.5 million, respectively. The federal tax R&D credit carryforwards will expire beginning in the year 2026 while the state tax credit carryforwards have no expiration date.
Utilization of the net operating loss carryforwards and R&D tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code, as defined in Section 382, and other similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company completed a section 382 study for the year ended December 31, 2022 for which the Company had no change in ownership and do not expect any changes from that analysis through December 31, 2025. Additionally, based on the Company’s analysis, no further material net operating losses or credits have expired unused due to the section 382 limitations as of December 31, 2025.
Annually, the Company determines whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities in considering whether any tax benefit can be recorded in the consolidated financial statements. As of December 31, 2025, the Company had unrecognized tax benefits of approximately $9.1 million, none of which will affect the effective tax rate if recognized.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

Balance at December 31, 2023	$8,662
Additions for tax positions related to prior year	170
Additions for tax positions related to current year	40
Balance at December 31, 2024	$8,872
Additions for tax positions related to prior year	158
Decreases for tax positions related to prior year	(8)
Additions for tax positions related to current year	51
Balance at December 31, 2025	$9,073
It is the Company's policy to include penalties and interest expense related to income taxes as a component of other income, net and interest expense, respectively, as necessary.
The Company’s major tax jurisdictions are the United States and California, and Switzerland and Neuchâtel. The Company’s tax years will remain open for examination by the federal and state tax authorities from 2005 for federal and 1999 for states because of the net operating losses and R&D credit carryover. The Company does not have any tax audits or other issues pending.

Pulmonx Corporation
Notes to Consolidated Financial Statements

Beginning in 2022, the Tax Cuts and Jobs Act (the "Tax Act") requires taxpayers to capitalize research and development expenses with amortization periods over five years for domestic research and developments costs and fifteen years for foreign research and development costs. The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025, and contains significant tax law changes, including allowing for the immediate expensing in 2025 and forward of domestic research and development costs. Because of the Company's valuation allowance on its deferred tax assets, the change did not impact the Company's financial statements.
10.    Stockholders’ Equity
Common Stock
As of December 31, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Board of Directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
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
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	December 31,
	2025	2024
Common stock options issued and outstanding	3,067,088	3,627,606
Common stock restricted stock units issued and outstanding	6,667,812	2,728,599
Common stock available for future grants	2,204,802	3,006,773
Common stock available for ESPP	1,795,996	1,648,046
Total	13,735,698	11,011,024

Stock Options
As of December 31, 2025, the Company reserved 17,381,487 shares of its common stock under its 2000 Stock Plan (the “2000 Stock Plan”), the 2010 Stock Plan (the “2010 Stock Plan”), the 2020 Stock Plan (the “2020 Stock Plan”), and the 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan” and, together with the 2000 Stock Plan, the 2010 Stock Plan and the 2020 Stock Plan, the “Stock Plans”). Options granted under the Stock Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to the Company employees (including officers and directors). Nonqualified stock options (“NSO”) may be granted to the Company employees and consultants. In January 2026, the number of shares of common stock available for issuance under the 2020 Equity Incentive Plan was increased by 1,666,945 shares as a result of the automatic increase provision in the 2020 Equity Incentive Plan.
Options to purchase the Company’s common stock may be granted at a price not less than 100% of the fair market value in the case of ISO or NSO, except for an employee or non-employee with options who owns more than 10% of

Pulmonx Corporation
Notes to Consolidated Financial Statements

the voting power of all classes of stock of the Company in which case the exercise price shall be no less than 110% of the fair market value per share on the grant date. Options vest ranging from immediately upon grant to a rate of 25% per annum over four years from the grant date. Options expire but not more than ten years after the date of grant.
In November 2025, the Company’s Compensation Committee of the Board of Directors approved the 2025 Inducement Plan (the “Inducement Plan”). The terms of the Inducement Plan are similar to the terms of the 2020 Equity Incentive Plan with the exception that incentive stock options may not be issued under the Inducement Plan and awards under the Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The Inducement Plan was adopted by the Company’s Compensation Committee of the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2025, the Company reserved 3,200,000 shares of its common stock for issuance pursuant to awards granted under the Inducement Plan. The Company issued 1,625,000 restricted stock units during the year ended December 31, 2025.
Activity with respect to stock options was as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2023	3,142,981	$16.40
Options granted	928,125	9.00
Options exercised	(107,817)	2.02
Options canceled	(335,683)	21.96
Balance, December 31, 2024	3,627,606	$14.42
Options granted	128,395	8.29
Options exercised	(145,435)	1.71
Options canceled	(543,478)	9.05
Balance, December 31, 2025	3,067,088	$15.72

The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and December 31, 2024 was $0.3 million and $0.7 million, respectively.
The aggregate intrinsic value of options outstanding as of December 31, 2025 and December 31, 2024 was $0.1 million and $3.7 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested	2,666,070	$16.35	4.94
Options vested and expected to vest	3,067,088	$15.72	5.26
The aggregate intrinsic value of options exercisable as of December 31, 2025 and December 31, 2024 was $0.1 million and $3.7 million, respectively.
Service-Based Restricted Stock Units

Pulmonx Corporation
Notes to Consolidated Financial Statements

The Company estimates the fair value of service-based restricted stock units based on the closing price of the Company’s common stock on the grant date. Activity with respect to service-based restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	2,244,903	$15.74
Granted	1,848,908	8.70
Vested	(987,828)	15.19
Forfeited	(377,384)	14.31
Outstanding at December 31, 2024	2,728,599	$11.11
Granted	4,793,547	4.49
Vested	(1,492,336)	11.44
Forfeited	(754,498)	8.85
Outstanding at December 31, 2025	5,275,312	$5.33
The fair value as of the respective vesting dates of restricted stock units that vested for the years ended December 31, 2025 and December 31, 2024 was $5.4 million and $7.5 million.
Performance-Based and Market-Based Restricted Stock Units
In fiscal year 2025, the Company granted 326,848 performance-based restricted stock units (“PSUs”) to employees. The final number of PSUs awarded will be determined based on the Company’s consolidated cumulative revenue over a two-year performance period and may vest at a rate ranging from 0% to 200% of the target number of shares. Any PSUs awarded at the end of the performance period will vest in equal installments over the following four quarters. The Company estimates the fair value of these performance-based restricted stock units based on the closing price of its common stock on the grant date. Compensation expense for these awards is calculated based on the expected achievement of the target revenue metrics and is recognized over the requisite service period.
In December 2025, the Company granted 1,200,000 restricted stock units with service and market conditions to certain employees. The vesting of the market-based restricted stock units will be met 33% after one year and the remainder thereunder in equal installments quarterly over the following two years subject to continued employment. Vesting is also contingent on the average closing price of the Company’s common stock being greater than $4.00 over a period of 60 consecutive trading days within three years. The Company estimates the fair value of these market-based restricted stock units on the date of grant using a Monte Carlo simulation including the following assumptions: expected volatility of 100.0%; a risk-free rate of 3.6%; and a cost of equity of 16%. Compensation expense for these awards is recognized over the requisite service period for each tranche based on the graded vested method. The requisite service period is the longer of the explicit service period or the derived service period based on the market condition for each tranche. The derived service period was estimated to be 0.98 years.
Activity with respect to performance-based and market-based restricted stock units was as follows:

Pulmonx Corporation
Notes to Consolidated Financial Statements

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	—	$—
Granted	1,526,848	2.87
Vested	—	—
Forfeited (1)	(134,348)	8.29
Outstanding at December 31, 2025	1,392,500	$2.34
(1) Forfeited PSUs
Stock-Based Compensation for Employees and Non-Employees
The weighted average grant-date fair value of the stock options granted during the years ended December 31, 2025 and December 31, 2024 was $5.86 and $6.02 per share, respectively.
The Company uses the Black-Scholes Merton option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of variables. These variables include expected stock price volatility over the term of the awards, risk-free interest rates and expected dividends. The estimated grant date fair values of employee stock options were calculated using the following assumptions:

	Years Ended December 31,
	2025	2024
Weighted average expected term (in years)	6.0	6.0 - 6.1
Volatility	79.1%	71.3% - 72.8%
Risk-free interest rate	4.0%	4.1% - 4.5%
Dividend yield	—	—
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
Volatility
The expected stock price volatility assumptions for the Company’s stock options for the years ended December 31, 2025 and December 31, 2024 were determined using the Company’s historical volatility and the historical volatilities of industry peers, referred to as “guideline” companies, as the Company had limited trading history for the Company’s common stock. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.
The expected stock price volatility assumptions for the purchase rights under the employee share purchase plan for the years ended December 31, 2025 and December 31, 2024 were determined using the historical volatility of the Company’s common stock.

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
2020 Employee Share Purchase Plan
The Company adopted the ESPP in September 2020, with a total of 720,000 shares of common stock initially reserved for issuance. The ESPP permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of base compensation. No employee may purchase more than 2,500 shares during an offering period. In addition, no employee may purchase more than $25,000 worth of stock, determined by the fair market value of the shares at the time such option is granted, in one calendar year. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company entered into a new offering period beginning August 18, 2025 and ending February 20, 2026.
The Company issued 249,908 and 173,941 shares under the ESPP for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, there were 1,795,996 shares authorized for future purchase under the ESPP. In January 2026, the number of shares of common stock available for issuance under the ESPP was increased by 416,736 shares as a result of the automatic increase provision in the ESPP.
Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model.

	Years Ended December 31,
	2025	2024
Weighted average expected term (in years)	0.5	0.5
Volatility	64.0% - 122.6%	54.7% - 69.7%
Risk-free interest rate	4.1% - 4.3%	5.0% - 5.3%
Dividend yield	—	—
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2025	2024
Cost of goods sold	$1,944	$1,873
Research and development	2,635	2,708
Selling, general and administrative	16,654	18,374
Total	$21,233	$22,955

Pulmonx Corporation
Notes to Consolidated Financial Statements

The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Years Ended December 31,
	2025	2024
Stock options and restricted stock units	$20,937	$22,460
ESPP	296	495
Total	$21,233	$22,955
Stock-based compensation of $1.7 million and $1.7 million was capitalized into inventory for the years ended December 31, 2025 and December 31, 2024, respectively. Stock-based compensation capitalized in prior periods of $1.9 million and $1.8 million was recognized as cost of sales in the years ended December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025, there was $30.6 million of unrecognized compensation costs related to non-vested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.4 years. The total grant date fair value of shares vested during the years ended December 31, 2025 and December 31, 2024 was $17.4 million and $15.0 million, respectively.
As of December 31, 2025, the Company had unrecognized employee stock-based compensation relating to ESPP awards of less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.
Stock Modification
In February 2024, the Company’s former Chief Executive Officer, Glendon French, resigned as President and Chief Executive Officer, effective as of March 15, 2024. Following this date, Mr. French continued as a full-time employee of the Company in the capacity of Senior Advisor to the new President and Chief Executive Officer until May 1, 2024, when his employment ceased. Thereafter, Mr. French has continued to serve as a member of the Company’s board of directors, and his outstanding equity awards have continued to vest in accordance with their terms, subject to his continued service to the Company.
The Company evaluated the change in status in accordance with ASC 718 and determined that there was a modification to the unvested awards expected to vest after March 15, 2024. The total stock-based compensation expense related to the modification, evaluated as of the modification date, was $6.3 million, to be recognized over the remaining vesting periods. The Company recorded $2.1 million and $2.3 million in stock-based compensation expenses related to the modification for the years ended December 31, 2025 and December 31, 2024, respectively.

Pulmonx Corporation
Notes to Consolidated Financial Statements

11.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2025	2024
Numerator
Net loss attributable to common stockholders	$(54,003)	$(56,394)
Denominator
Weighted-average common stock outstanding	40,685,934	39,111,106
Less: weighted-average common shares subject to repurchase	—	(33)
Weighted-average common shares used to compute basic and diluted net loss per share	40,685,934	39,111,073
Net loss per share attributable to common stockholders, basic and diluted	$(1.33)	$(1.44)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	Years Ended December 31,
	2025	2024
Options to purchase common stock	3,067,088	3,627,606
Unvested restricted stock units	6,667,812	2,728,599
Shares committed under ESPP	150,156	80,791
Total Shares	9,885,056	6,436,996

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
Revenue by geographic area is based on the billing address of the customer. The following table sets forth our revenue by geographic area (in thousands):

	Years Ended December 31,
	2025	2024
United States	$57,023	$56,465
Europe, Middle-East and Africa (“EMEA”)	26,985	22,329
Asia Pacific	6,229	4,439
Other International	260	556
Total	$90,497	$83,789

Pulmonx Corporation
Notes to Consolidated Financial Statements

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
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth our long-lived assets by geographic area (in thousands):

	December 31,
	2025	2024
United States	$2,144	$2,824
Europe, Middle-East and Africa	59	44
Asia Pacific	17	39
Total	$2,220	$2,907
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
14.    Subsequent Events
Perceptive Credit Facility
Subsequent to December 31, 2025, on March 2, 2026 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) and a Security Agreement (the “Security Agreement”), with Perceptive Credit Holdings V, LP (“Perceptive”), as the initial lender, administrative agent and collateral agent. The Perceptive Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $60.0 million (the “Loan Facility”).
On the Closing Date, the Company borrowed an initial loan under the Credit Agreement in an aggregate principal amount of $40.0 million. The Loan Facility permits the Company to borrow up to an additional $20 million, in two additional equal tranches. The first $10.0 million tranche becomes available if the Company reaches at least $92.5 million in revenue for any trailing twelve-month period ending as of the end of last day of any fiscal quarter through, and including, the fiscal quarter ending September 30, 2027, and the second $10.0 million tranche becomes available if the Company reaches at least $100.0 million in revenue for any trailing twelve-month period ending as of the end of last day of any fiscal quarter through, and including, the fiscal quarter ending December 31, 2027.
The Loan Facility has a maturity date of March 2, 2031 (the “Maturity Date”). The Loan Facility accrues interest, payable monthly in arrears, at an annual rate equal to the sum of (a) an applicable margin of 7.00% (the “Applicable Margin”) plus (b) the greater of (i) one-month term SOFR and (ii) 3.75%. Upon the occurrence and during the continuance of an event of default under the Credit Agreement, the Applicable Margin will increase by an additional 3.00% per annum at Perceptive’s election (retroactive to the date of such event of default), or automatically in the case of a payment or bankruptcy event of default.

Pulmonx Corporation
Notes to Consolidated Financial Statements

The loans under the Loan Facility may be prepaid at any time, subject to a prepayment premium ranging from 2% to 10% if such prepayment occurs on or prior to the fourth anniversary of the Closing Date. On the Closing Date, the Company paid an upfront fee of $750,000, which is equal to 1.25% of the aggregate principal amount of the Loan Facility. On each date when any outstanding principal under the Loan Facility is repaid, the Company will be required to pay an exit fee equal to 1.50% of such principal amount.
The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants, and events of default that are customarily required for similar financings. In addition, the Credit Agreement contains financial covenants requiring the Company to (i) at all times prior to the Maturity Date, maintain minimum Liquidity (as defined in the Credit Agreement) of at least $4.0 million and (ii) as of each calculation date set forth in the Credit Agreement, maintain Revenue (as defined in the Credit Agreement) that is not less than the amounts specified in the Credit Agreement. The occurrence of an event of default under the Credit Agreement could result in, among other things, the declaration that all outstanding principal and interest thereunder are immediately due and payable in whole or in part.
In connection with the Company’s entry into the Loan Facility, on March 2, 2026, the Company repaid all outstanding indebtedness under the Amended and Restated CIBC Agreement, and terminated all its obligations and commitments thereunder.
Perceptive Warrant
On the Closing Date, the Company issued to Perceptive a warrant to purchase up to 1,000,000 shares of the Company’s common stock, par value $0.001 per share, with an exercise price of $1.92 per share, which is a 25% premium to the 10-day volume weighted average price of the common stock for the period ending on the business day immediately preceding the Closing Date.
On the date of the funding of each delayed draw term loan under the Credit Agreement, the Company will issue to Perceptive additional warrants to purchase a number of shares of common stock equal to 0.025 times the dollar amount of delayed draw term loans funded on such date (which number of shares will be adjusted for any stock splits, stock combinations and the like that take place after the Closing Date and prior to the applicable funding date), with an exercise price equal to a 25% premium to the 10-day volume weighted average price of the common stock for the period ending on the business day immediately preceding such date.
All the warrants, regardless of issuance date, will have an expiration date of March 2, 2033, may be exercised on a cashless or “net” basis, are freely transferable, and will be automatically exercised, on a cashless basis, prior to their expiration if the value of the shares underlying the respective warrant is greater than the then-applicable exercise price.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended December 31, 2025, none of our directors or officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) (a “Rule 10b5-1 trading arrangement”) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and executive officers set forth under the headings “Proposal No.1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information Regarding Executive Officers” of the 2026 Proxy Statement is incorporated herein by reference.
Information regarding our Audit Committee, including the members of our Audit Committee, set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Audit Committee” of the 2026 Proxy Statement is incorporated herein by reference.
Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee” of the 2026 Proxy Statement is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act, if any, set forth under the heading “Delinquent Section 16(a) Reports” of the 2026 Proxy Statement is incorporated herein by reference.
Information regarding our Code of Business Conduct and Ethics set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics” of the 2026 Proxy Statement is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation and director compensation set forth under the headings “Executive Compensation” and “Director Compensation,” respectively, of the 2026 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the 2026 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the section captioned “Transactions with Related Persons and Indemnification” of the 2026 Proxy Statement is incorporated herein by reference.
Information regarding director independence set forth under the heading “Information Regarding the Board of Directors and Corporate Governance” of the 2026 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding our independent auditor fees and serves in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” of the 2026 Proxy Statement is incorporated herein by reference.
Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditor in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” of the 2026 Proxy Statement is incorporated herein by reference.

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
EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Pulmonx Corporation.	8-K	001-39562	3.1	October 5, 2020

3.2	Amended and Restated Bylaws of Pulmonx Corporation.	S-1/A	333-248635	3.4	September 24, 2020

4.1	Form of common stock certificate of Pulmonx Corporation.	S-1/A	333-248635	4.1	September 24, 2020

4.2	Description of common stock of Pulmonx Corporation.	10-K	001-39562	4.3	March 15, 2021

10.1+	Amended and Restated 2010 Stock Plan.	S-8	333-249187	99.1	October 1, 2020

10.2+	Forms of Notice of Stock Option Grant, Option Agreement, and Exercise Notice under Amended and Restated 2010 Stock Plan.	S-8	333-249187	99.2	October 1, 2020

10.3+	Amended and Restated 2020 Stock Plan.	S-8	333-249187	99.3	October 1, 2020

10.4+	Forms of Notice of Stock Option Grant, Option Agreement, and Exercise Notice under Amended and Restated 2020 Stock Plan.	S-8	333-249187	99.4	October 1, 2020

10.5+	2020 Equity Incentive Plan.	S-8	333-249187	99.5	October 1, 2020

10.6+	Forms of Option Agreement and Notice of Stock Option Grant under 2020 Equity Incentive Plan.	S-8	333-249187	99.6	October 1, 2020

10.7+	Form of Restricted Stock Unit Award Agreement under 2020 Equity Incentive Plan.	S-8	333-249187	99.7	October 1, 2020

10.8+	2020 Employee Stock Purchase Plan.	S-8	333-249187	99.8	October 1, 2020

10.9	Form of Indemnification Agreement by and between Pulmonx Corporation and each of its directors and executive officers.	S-1/A	333-248635	10.9	September 24, 2020

10.10+	Offer Letter Agreement, by and between Pulmonx Corporation and Geoffrey Beran Rose, dated December 11, 2014.	S-1/A	333-248635	10.11	September 24, 2020

10.11+	Offer Letter Agreement, by and between Pulmonx Corporation and David Lehman, dated September 15, 2020	10-K	001-39562	10.13	March 15, 2021

10.12	Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated September 4, 2009.	S-1/A	333-248635	10.18	September 24, 2020

10.13	First Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated October 3, 2014.	S-1/A	333-248635	10.19	September 24, 2020

10.14	Second Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated November 7, 2019.	S-1/A	333-248635	10.20	September 24, 2020

10.15	Sublease, by and between Pulmonx Corporation and Genomic Health, Inc., dated April 8, 2020.	S-1/A	333-248635	10.21	September 24, 2020

10.16	First Amendment to Sublease Agreement, by and between Pulmonx Corporation and Genomic Health, Inc., dated September 10, 2020.	S-1/A	333-248635	10.22	September 24, 2020

10.17	Intellectual Property Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated February 20, 2020.	S-1/A	333-248635	10.25	September 24, 2020

10.18	Note Purchase Agreement and Form of 2020 Note, by and between Pulmonx Corporation and the purchasers of the 2020 Notes, dated April 17, 2020.	S-1/A	333-248635	10.26	September 24, 2020

10.19+	Pulmonx Corporation Severance and Change in Control Plan and related participation agreement.	S-1/A	333-248635	10.27	September 28, 2020

10.20	Second Amendment and Waiver to Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated December 28, 2020.	10-Q	001-39562	10.1	May 12, 2021

10.21	Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank Commerce, dated March 29, 2021.	10-Q	001-39562	10.2	May 12, 2021

10.22	First Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated June 17, 2021.	10-Q	001-39562	10.1	August 10, 2021

10.23	Second Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated October 21, 2021.	10-Q	001-39562	10.1	November 9, 2021

10.24	Third Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated October 31, 2022.	10-K	001-39562	10.27	March 1, 2023

10.25+	Pulmonx Corporation Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39562	10.1	August 4, 2023

10.26	Second Amendment to Sublease, by and between Pulmonx Corporation and Genomic Health, Inc., dated April 18, 2023.	10-Q	001-39562	10.2	August 4, 2023

10.27+	Offer Letter, dated February 19, 2024 by and between Steven S. Williamson and Pulmonx Corporation.	10-Q	001-39562	10.2	May 3, 2024

10.28+	Offer Letter, dated March 19, 2024 by and between Mehul Joshi and Pulmonx Corporation.	10-Q	001-39562	10.1	August 2, 2024

10.29	Third Amendment to Office Lease, by and between Pulmonx Corporation and HCP LS Redwood City, LLC, dated May 17, 2024.	10-Q	001-39562	10.2	August 2, 2024

10.30	Third Amendment to Sublease, by and between Pulmonx Corporation and Genomic Health, Inc., dated May 17, 2024.	10-Q	001-39562	10.3	August 2, 2024

10.31+	Amendment to Offer Letter, dated October 2, 2024 by and between Steven S. Williamson and Pulmonx Corporation.	10-K	001-39562	10.34	February 25, 2025

10.32	Fifth Amendment to Amended and Restated Loan and Security Agreement, by and between Pulmonx Corporation and Canadian Imperial Bank of Commerce, dated April 28, 2025.	10-Q	001-39562	10.1	August 1, 2025

10.33+	Letter Agreement, dated October 24, 2025 by and between Steven S. Williamson and Pulmonx Corporation.	8-K	001-39562	10.1	October 21, 2025

10.34+	Consulting Agreement dated October 24, 2025 by and between Steven S. Williamson and Pulmonx Corporation.	8-K	001-39562	10.2	October 21, 2025

10.35+	Offer Letter, dated October 20, 2025 by and between Glendon E. French and Pulmonx Corporation.	8-K	001-39562	10.3	October 21, 2025

10.36+	Letter Agreement, dated October 24, 2025 by and between Mehul Joshi and Pulmonx Corporation.	8-K	001-39562	10.4	October 21, 2025

10.37+	Consulting Agreement dated October 24, 2025 by and between Mehul Joshi and Pulmonx Corporation.	8-K	001-39562	10.5	October 21, 2025

10.38+	Offer Letter, dated October 20, 2025 by and between Derrick Sung and Pulmonx Corporation.	8-K	001-39562	10.6	October 21, 2025

10.39+	Pulmonx Corporation Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39562	10.1	November 12, 2025

10.40+	Pulmonx Corporation 2025 Inducement Plan	S-8	333-291752	99.1	November 24, 2025

10.41	Forms of Notice of Stock Option Grant and Option Agreement under 2025 Inducement Plan.					X

10.42	Form of Restricted Stock Unit Award Agreement under 2025 Inducement Plan.					X

10.43	Credit Agreement and Guaranty, dated March 2, 2026, by and between the Company, as Borrower, the Guarantors thereto, and Perceptive Credit Holdings V, LP, as a Lender and the administrative agent for the Lenders.	8-K	001-39562	10.1	March 5, 2026

10.44^	Security Agreement, dated March 2, 2026, by and among the Company and its subsidiaries and Perceptive Credit Holdings V, LP.	8-K	001-39562	10.2	March 5, 2026

10.45	Form of Warrant (Perceptive Credit Holdings V, LP).	8-K	001-39562	10.3	March 5, 2026

19.1	Pulmonx Corporation Insider Trading Policy	10-K	001-39562	19.1	February 25, 2025

21.1	List of Subsidiaries of Registrant.	10-K	001-39562	21.1	February 25, 2025

23.1	Consent of BDO USA, P.C., independent registered public accounting firm.					X

24.1	Power of Attorney (included on signature page hereto).					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Pulmonx Corporation Incentive Compensation Recoupment Policy.	10-K	001-39562	97.1	February 27, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
^     Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on the 10th day of March, 2026.

PULMONX CORPORATION

By:	/s/ Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

By:	/s/ Derrick Sung
Derrick Sung, Ph.D.
Chief Operating Officer and Chief Financial Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Glendon E. French	President, Chief Executive Officer and Director	March 10, 2026
Glendon E. French	(Principal Executive Officer)

/s/ Derrick Sung	Chief Operating Officer and Chief Financial Officer	March 10, 2026
Derrick Sung, Ph.D.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas W. Burns	Director	March 10, 2026
Thomas W. Burns

/s/ Richard Ferrari	Director	March 10, 2026
Richard Ferrari

/s/ Daniel P. Florin	Director	March 10, 2026
Daniel P. Florin

/s/ Georgia Garinois-Melenikiotou	Director	March 10, 2026
Georgia Garinois-Melenikiotou

/s/ Dana G. Mead, Jr.	Director	March 10, 2026
Dana G. Mead, Jr.

/s/ Tiffany Sullivan	Director	March 10, 2026
Tiffany Sullivan