Form 10-Q
period 2026-03-31
Pulmonx Corp
filed 2026-05-04
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 27, 2026, there were 42,237,203 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$61,572	$69,751
Restricted cash	257	258
Accounts receivable, net	10,830	12,072
Inventory	16,310	15,845
Prepaid expenses and other current assets	3,777	3,758
Total current assets	92,746	101,684
Long-term inventory	3,819	3,604
Property and equipment, net	2,060	2,220
Goodwill	2,333	2,333
Right of use assets	17,654	18,028
Other long-term assets	1,354	1,422
Total assets	$119,966	$129,291

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,474	$3,905
Accrued liabilities	13,728	14,556
Income taxes payable	329	263
Deferred revenue	32	18
Short-term debt	104	106
Current lease liabilities	1,239	1,210
Total current liabilities	18,906	20,058
Deferred tax liability	72	69
Long-term lease liabilities	17,741	18,059
Long-term debt	37,209	36,989
Common stock warrant liability	277	—
Total liabilities	74,205	75,175
Commitments and contingencies (Note 9)
Stockholders’ equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 42,237,203 shares issued and outstanding as of March 31, 2026 and 41,673,648 shares issued and outstanding as of December 31, 2025	42	42
Additional paid-in capital	578,762	573,272
Accumulated other comprehensive income	2,169	2,360
Accumulated deficit	(535,212)	(521,558)
Total stockholders’ equity	45,761	54,116
Total liabilities and stockholders’ equity	$119,966	$129,291
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$20,586	$22,538
Cost of goods sold	4,542	6,196
Gross profit	16,044	16,342
Operating expenses
Research and development	4,899	4,756
Selling, general and administrative	24,101	26,149
Total operating expenses	29,000	30,905
Loss from operations	(12,956)	(14,563)
Interest income	350	864
Interest expense	(976)	(781)
Other income, net	77	167
Net loss before tax	(13,505)	(14,313)
Income tax expense	149	135
Net loss	(13,654)	(14,448)
Other comprehensive (loss) income
Currency translation adjustment	(191)	111
Change in unrealized losses on marketable securities	—	(22)
Total other comprehensive (loss) income	(191)	89
Comprehensive loss	$(13,845)	$(14,359)
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	41,897,669	39,954,658
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2026	41,673,648	$42	$573,272	$2,360	$(521,558)	$54,116
Issuance of common stock upon vesting of restricted stock units	379,781	—	—	—	—	—
Issuance of common stock upon exercise of stock options	26,584	—	40	—	—	40
Issuance of shares pursuant to employee stock purchase plan	157,190	—	201	—	—	201
Issuance of common stock warrant	—	—	1,105	—	—	1,105
Stock-based compensation expense	—	—	4,144	—	—	4,144
Currency translation adjustment	—	—	—	(191)	—	(191)
Net loss	—	—	—	—	(13,654)	(13,654)
Balances at March 31, 2026	42,237,203	$42	$578,762	$2,169	$(535,212)	$45,761

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2025	39,785,969	$40	$551,211	$2,113	$(467,555)	$85,809
Issuance of common stock upon vesting of restricted stock units	310,403	—	—	—	—	—
Issuance of common stock upon exercise of stock options	51,899	—	110	—	—	110
Issuance of shares pursuant to employee stock purchase plan	99,209	—	554	—	—	554
Stock-based compensation expense	—	—	5,553	—	—	5,553
Currency translation adjustment	—	—	—	111	—	111
Change in unrealized losses on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(14,448)	(14,448)
Balances at March 31, 2025	40,247,480	$40	$557,428	$2,202	$(482,003)	$77,667
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(13,654)	$(14,448)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,136	5,612
Inventory write-down (recovery), net	144	(46)
Depreciation and amortization expense	220	278
Loss on debt extinguishment	107	—
Amortization of debt discount and debt issuance costs	46	11
PIK interest incurred but not paid on term loan	67	—
Net accretion of discounts on marketable securities	—	(206)
Non-cash lease expense	415	360
Net changes in operating assets and liabilities:
Accounts receivable	1,204	(721)
Inventory	(959)	406
Prepaid expenses and other current assets	(29)	308
Other assets	61	(369)
Accounts payable	(430)	505
Accrued liabilities	(1,165)	(4,891)
Income taxes payable	51	24
Lease liabilities	(329)	(37)
Deferred tax liability	4	—
Deferred revenue	14	(8)
Net cash used in operating activities	(10,097)	(13,222)
Cash flows from investing activities
Purchases of investments	—	(3,921)
Maturities of investments	—	20,535
Purchases of property and equipment and internal software development costs	(9)	(301)
Net cash (used in) provided by investing activities	(9)	16,313
Cash flows from financing activities
Repayment of debt	(37,000)	—
Proceeds from debt	38,785	—
Proceeds from exercise of common stock options	40	110
Proceeds from issuance of common stock under the employee stock purchase plan	201	554
Net cash provided by financing activities	2,026	664
Effect of exchange rate changes on cash and cash equivalents	(100)	(105)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,180)	3,650
Cash, cash equivalents, and restricted cash at beginning of the period	70,009	71,162
Cash, cash equivalents, and restricted cash at end of the period	$61,829	$74,812
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$61,572	$74,555
Restricted cash	257	257
Cash, cash equivalents, and restricted cash in consolidated balance sheets	$61,829	$74,812

Supplemental non-cash items:
Issuance of common stock warrants	$1,382	$—
Debt issuance cost included in accounts payable and accrued liabilities	$400	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$9
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$76	$109
Cash paid for interest	$789	$788
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $535.2 million as of March 31, 2026. During the three months ended March 31, 2026 and March 31, 2025, the Company used $10.1 million and $13.2 million of cash in its operating activities, respectively. As of March 31, 2026, the Company had cash and cash equivalents of $61.6 million. Historically, the Company’s activities have been financed through the sale of its products, the sale of equity securities, and debt financing arrangements.
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
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the fiscal year ended December 31, 2025 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 10, 2026. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2026 and condensed consolidated results of operations and condensed consolidated cash flows for the three months ended March 31, 2026 and 2025 have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2026.
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
Significant estimates and assumptions include reserves and write-downs related to inventories, classification of short-term and long-term inventories, the recoverability of long-term assets, stock-based compensation, goodwill, fair value of warrant liability, deferred tax assets and related valuation allowances and impact of contingencies.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the term loan approximates its fair value. The fair value of marketable debt securities is estimated using Level 1 and Level 2 inputs, and the fair value of the warrant liability is estimated using Level 3 inputs (Note 4).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of March 31, 2026 and December 31, 2025, the Company also had cash on deposit with foreign banks of approximately $10.1 million and $13.4 million, respectively, that was not federally insured.
The Company earns revenue primarily from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the three months ended March 31, 2026 and March 31, 2025. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. No customer accounted for more than 10% of revenue for the three months ended March 31, 2026. The Company had one customer that accounted for 10% of revenue for the three months ended March 31, 2025. As of March 31, 2026 and December 31, 2025, no customer accounted for more than 10% of accounts receivable.
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive (loss) income in the condensed consolidated statements of operations and comprehensive loss and was $(0.2) million and $0.1 million during the three months ended March 31, 2026 and March 31, 2025, respectively.
Foreign currency transaction gains and losses are included in other income, net in the condensed consolidated statements of operations and comprehensive loss and was $(0.2) million and $0.1 million during the three months ended March 31, 2026 and March 31, 2025, respectively.
Credit Losses—Accounts Receivable
Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. As of March 31, 2026 and December 31, 2025, accounts receivable is presented net of an allowance for credit losses of less than $0.1 million and less than $0.1 million, respectively.
Common stock warrants
The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the common stock warrant’s specific terms and applicable authoritative guidance included in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the common stock warrants are freestanding financial instruments pursuant to ASC 480, whether the common stock warrants meet the definition of a liability pursuant to ASC 480, and whether the common stock warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of common stock warrant issuance and as of each subsequent reporting date while the common stock warrants are outstanding.
The common stock warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. The common stock warrants that do not meet the required criteria for equity classification are classified as liabilities. The Company adjusts such common stock warrants to fair value at each reporting period until the common stock warrants are exercised or expire. Any change in fair value is recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities assuming the dilutive effect of outstanding stock options, unvested restricted stock units, shares issuable related to the employee

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

stock purchase plan, and common stock warrants. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements’ disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to GAAP. The update represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.
4.    Fair Value Measurements
Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$545	$—	$—	$545
Total cash equivalents	545	—	—	545
Total financial assets	$545	$—	$—	$545
Liabilities:
Common stock warrant liability	$—	$—	$277	$277
Total financial liabilities	$—	$—	$277	$277

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,038	$—	$—	$1,038
Total cash equivalents	1,038	—	—	1,038
Total financial assets	$1,038	$—	$—	$1,038
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2025.
As of March 31, 2026 and December 31, 2025, the Company did not hold any marketable securities.
The Company values the common stock warrant liability using the probability-weighted Black-Scholes Merton option-pricing model using unobservable inputs including the expected term, expected volatility, risk-free interest rate, dividend yield and probability of Additional Debt Draws occurring (see Notes 6 and 7). The common stock warrant liability was valued using the following assumptions:

	Issue	March 31,
	Date	2026
Stock price	$1.53	$1.29
Weighted average expected term (in years)	7.0	6.9
Volatility	81.7%	82.9%
Risk-free interest rate	3.8%	4.1%
Dividend yield	—	—
The probability assessment considers both the likelihood of the Company satisfying certain conditions, including specified revenue milestones, which give the Company the option to draw future debt tranches, as well as the

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

likelihood that the Company will exercise the right to draw one or more future debt tranches. The probability was not a material input to the value of the common stock warrant liability.
The change in fair value of the common stock warrant liability is summarized below (in thousands):

Common Stock
Warrant Liability
Fair value as of December 31, 2025	$—
Issuance of common stock warrants	277
Fair value as of March 31, 2026	$277
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Cash	$61,027	$68,713
Cash equivalents:
Money market funds	545	1,038
Total cash and cash equivalents	$61,572	$69,751
Inventory
Inventory consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$4,655	$4,872
Work in process	712	529
Finished goods	14,762	14,048
Total inventory	$20,129	$19,449
Reported as:
Inventory	$16,310	$15,845
Long-term inventory	3,819	3,604
Total inventory	$20,129	$19,449

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid expenses	$2,639	$1,927
Prepaid insurance	653	749
VAT and other receivable	441	591
Other current assets	44	491
Total prepaid expenses and other current assets	$3,777	$3,758
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of March 31, 2026 and December 31, 2025, the Company has capitalized $0.9 million and $0.9 million in implementation costs, net of amortization, respectively. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three to five years. As of March 31, 2026, the capitalized costs of $0.2 million and $0.7 million were included in prepaid expenses and other current assets, and other long-term assets, respectively. Amortization expense, which was included in selling, general and administrative expenses, was $0.1 million and $0 for the three months ended March 31, 2026 and March 31, 2025, respectively.
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Machinery and equipment	$2,600	$2,547
Computer equipment and software	3,656	3,600
Furniture and fixtures	335	336
Leasehold improvements	2,336	2,336
Construction in progress	—	51
Total	8,927	8,870
Less: accumulated depreciation	(6,867)	(6,650)
Property and equipment, net	$2,060	$2,220
Depreciation expense was $0.2 million and $0.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Goodwill
Goodwill was $2.3 million as of March 31, 2026 and December 31, 2025. There were no acquisitions or dispositions of goodwill in the three months ended March 31, 2026 and March 31, 2025. The Company assesses goodwill for

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through March 31, 2026, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the three months ended March 31, 2026.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued employee bonuses and commissions	$2,892	$3,549
Accrued vacation	2,839	2,846
Other accrued personnel related expenses	3,275	3,181
Accrued professional fees	3,685	3,022
Sales taxes, franchise tax and VAT	688	1,011
Other	349	947
Total accrued liabilities	$13,728	$14,556
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
In October 2021, the Company entered into a Second Amendment to the Amended and Restated CIBC Agreement, which extended the interest only period of the loan from 24 months to 36 months and provided for principal repayment to begin in February 2023.
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
In February 2023, the Company drew $20.0 million of the Amended Tranche B.
In May 2024, as a result of satisfying certain conditions set forth in the Third Amendment, the Company extended the interest-only period of the CIBC Loan from 24 months to 36 months. There was no change to the loan interest rate, maturity date, or other terms of the loan.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

In April 2025, the Company further amended the terms of the CIBC Loan (the “Fifth Amendment”) to extend the interest-only period through maturity, with full principal repayment due in October 2027. There was no change to the interest rate or the maturity date of the loan. The Fifth Amendment was accounted for as a debt modification. The Fifth Amendment contained a financial covenant requiring that, when cash and cash equivalents of the Company is less than $80.0 million, revenue for the trailing twelve-month period be at least 10.0% greater than the amount of revenue for the corresponding trailing twelve-month period in the prior year. Further, the Company was required to maintain unrestricted cash in an aggregate amount equal to the greater of $20.0 million and the absolute value of Adjusted EBITDA loss as defined in the Amended and Restated CIBC Agreement for the six-month period ending on any date of determination.
In January 2026, the Company further amended the terms of the CIBC Loan to 1) modify the Company’s obligations regarding cash such that the Company was required to maintain cash in an aggregate amount equal to or greater than (i) 1.25 multiplied by (ii) the then outstanding principal balance of the CIBC Loan and 2) require regular updates to CIBC on its efforts to refinance the CIBC Loan. In addition, CIBC agreed not to test one of the financial covenants as of December 31, 2025. The Company paid to CIBC an amendment fee of less than $0.1 million. As of December 31, 2025, the Company was in compliance with all other covenants contained in the Amended and Restated CIBC Agreement.
As of December 31, 2025, the CIBC Loan had an annual effective interest rate of 8.2% per year.
The CIBC Loan consisted of the following (in thousands):

December 31,
2025
Term loan	$37,000
Less: debt issuance costs	(116)
Total	$36,884
Reported as:
Short-term debt	$—
Long-term debt	36,884
Total term loan	$36,884
The Company paid $0.5 million fees to the lender and third parties which was reflected as a discount on the CIBC Loan and was being accreted over the life of the term loan using the effective interest method.
During each of the three months ended March 31, 2026 and March 31, 2025, the Company recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million.
Interest expense on the CIBC Loan was $0.5 million and $0.8 million during the three months ended March 31, 2026 and March 31, 2025, respectively.
In March 2026, the Company repaid its entire obligation under the CIBC Loan amounting to $37.2 million, including principal of $37.0 million and interest of $0.2 million, using the proceeds from the Perceptive Loan (as defined below). The repayment of the obligation under the CIBC Loan was accounted for as a debt extinguishment and the Company recorded a loss on extinguishment of $0.1 million included in interest expense on the condensed consolidated statements of operations and comprehensive loss.
Perceptive Loan
On March 2, 2026 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Perceptive Agreement”) and a Security Agreement (the “Security Agreement”), with Perceptive Credit Holdings V,

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

LP (“Perceptive”), as the initial lender, administrative agent and collateral agent. The Perceptive Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $60.0 million (the “Loan Facility”).
On the Closing Date, the Company borrowed an initial loan under the Perceptive Agreement in an aggregate principal amount of $40.0 million (the “Perceptive Loan”). The Loan Facility permits the Company to borrow up to an additional $20.0 million, in two additional equal tranches (the “Additional Loan Draws”). The first $10.0 million Additional Loan Draw becomes available if the Company reaches at least $92.5 million in revenue for any trailing twelve-month period ending as of the end of last day of any fiscal quarter through, and including, the fiscal quarter ending September 30, 2027, and the second $10.0 million Additional Loan Draw becomes available if the Company reaches at least $100.0 million in revenue for any trailing twelve-month period ending as of the end of last day of any fiscal quarter through, and including, the fiscal quarter ending December 31, 2027.
The Loan Facility has a maturity date of March 2, 2031 (the “Maturity Date”). The Loan Facility accrues interest, payable monthly in arrears, at an annual rate equal to the sum of (a) an applicable margin of 7.00% (the “Applicable Margin”) plus (b) the greater of (i) one-month term SOFR and (ii) 3.75%. Upon the occurrence and during the continuance of an event of default under the Perceptive Agreement, the Applicable Margin will increase by an additional 3.00% per annum at Perceptive’s election (retroactive to the date of such event of default), or automatically in the case of a payment or bankruptcy event of default.
On each payment date occurring on or prior to March 2, 2029, the Company has the option to pay interest as follows: 2.0% per annum paid-in-kind (“PIK”) by increasing the principal of the Perceptive Loan and the remaining interest payable paid in cash. For each payment date through March 31, 2026, the Company elected the PIK option, increasing the principal of the Perceptive Loan by $0.1 million.
Prior to the Maturity Date, there will be no scheduled principal payments under the Loan Facility. On the Maturity Date, the Company is required to pay Perceptive the aggregate outstanding principal amount of the loans thereunder and all accrued and unpaid interest thereon. The loans under the Loan Facility may be prepaid at any time, subject to a prepayment premium ranging from 2% to 10% if such prepayment occurs on or prior to the fourth anniversary of the Closing Date. On each date when any outstanding principal under the Loan Facility is repaid or required to be repaid, the Company will be required to pay an exit fee equal to 1.50% of such principal amount.
The Company’s obligations under the Perceptive Agreement are guaranteed by Pulmonx International Sàrl, the Company’s wholly-owned Swiss subsidiary, and will be guaranteed by all subsidiaries of the Company organized in the United States or Switzerland, and any other material subsidiaries. The Loan Facility is collateralized by substantially all of the Company’s and subsidiary guarantors’ assets, subject to customary exceptions. The Perceptive Agreement contains certain representations and warranties, affirmative covenants, negative covenants, and events of default that are customarily required for similar financings. In addition, the Perceptive Agreement contains financial covenants requiring the Company to (i) at all times prior to the Maturity Date, maintain minimum unrestricted cash and certain types of marketable securities of at least $4.0 million and (ii) as of each calculation date set forth in the Perceptive Agreement, maintain consolidated revenue of the Company and its subsidiaries determined in accordance with U.S. GAAP that is not less than the amounts specified in the Perceptive Agreement. The occurrence of an event of default under the Perceptive Agreement could result in, among other things, the declaration that all outstanding principal and interest thereunder are immediately due and payable in whole or in part. As of March 31, 2026, the Company was in compliance with the covenants contained in the Perceptive Agreement
The Company paid $1.6 million in fees to Perceptive and third parties which is reflected as a discount on the Perceptive Loan and is being accreted over the life of the loan using the effective interest method. Also, on the Closing Date, the Company issued to Perceptive a warrant to purchase up to 1,000,000 shares of the Company’s common stock (the “Initial Warrants”), and will issue warrants to purchase up to 500,000 shares of the Company’s common stock (which number of shares will be adjusted for any stock splits, stock combinations and the like that take place after the Closing Date and prior to the applicable funding date) if the Company borrows additional tranches of loan under the Perceptive Agreement (the “Additional Warrants” and together with the “Initial

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Warrants”, the “Warrants”, see Note 7 and 11, respectively). The Initial Warrants are classified as a component of permanent equity and the Additional Warrants classified as liabilities on the Company's condensed consolidated balance sheets. The Warrants had a fair value of $1.4 million as of the issuance date, which was accounted for as debt discount. The Warrants, regardless of issuance date, have an expiration date of March 2, 2033, may be exercised on a cashless or “net” basis, and will be automatically exercised, on a cashless basis, prior to their expiration if the value of the shares underlying the Warrants is greater than the then-applicable exercise price.
As of March 31, 2026, the Perceptive Loan had an annual effective interest rate of 13.9% per year.
The Perceptive Loan consisted of the following (in thousands):

March 31,
2026
Term loan	$40,067
Less: debt issuance costs	(2,959)
Total	$37,108
Reported as:
Short-term debt	$—
Long-term debt	37,108
Total term loan	$37,108
Interest expense on the Perceptive Loan was $0.4 million during the three months ended March 31, 2026, including interest expense related to debt discount and debt issuance costs of the Perceptive Loan of less than $0.1 million.
Swiss COVID-19 Credit Agreement
In May 2020, Pulmonx International Sàrl, a wholly owned subsidiary of the Company, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program. The COVID-19 Credit Agreement currently bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. Interest expense was immaterial during the three months ended March 31, 2026 and March 31, 2025. As of March 31, 2026, Pulmonx International Sàrl has repaid $0.4 million to the lender.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Financing Obligations
As of March 31, 2026, the aggregate future payments under the Perceptive Agreement and Swiss COVID-19 Credit Agreement (including interest payments) are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2026 (remaining nine months)	$2,802
2027	3,748
2028	3,728
2029	4,492
2030	4,633
Thereafter	43,881
Total	63,284
Less: unamortized debt discount	(2,962)
Less: interest	(19,969)
Less: PIK interest	(2,440)
Less: exit fee	(600)
Term loan and credit agreement	$37,313
7.    Common Stock Warrant Liability
On the date of the funding of each Additional Loan Draw under the Perceptive Agreement, the Company will issue to Perceptive the Additional Warrants to purchase a number of shares of common stock equal to 0.025 times the dollar amount of delayed draw term loans funded on such date, with an exercise price equal to a 25% premium to the 10-day volume weighted average price of the Company’s common stock for the period ending on the business day immediately preceding such date.
The Additional Warrants will not be issued legally until the Additional Loan Draws occur but are considered issued for accounting purposes upon execution of the Perceptive Agreement. The Additional Warrants do not meet the requirements for equity classification, and are recorded as liabilities on the condensed consolidated balance sheets. The Additional Warrants are recorded at fair value upon issuance, are subject to remeasurement to fair value at each reporting date, with any changes in fair value recognized in other income, net in the condensed consolidated statements of operations and comprehensive loss, and were accounted for as debt discount. The Additional Warrants had a fair value of $0.3 million and $0.3 million as of the issuance date and March 31, 2026, respectively. The change in fair value was immaterial during the three months ended March 31, 2026. The Company values the common stock warrant liability using a probability-weighted Black-Scholes Merton option-pricing model (Note 4).
8.    Revenue Recognition
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was less than $0.1 million and less than $0.1 million as of March 31, 2026 and December 31, 2025, respectively. The deferred revenue as of December 31, 2025 of less than $0.1 million was recognized as revenue during the three months ended March 31, 2026. The deferred revenue as of December 31, 2024 of $0.1 million was recognized as revenue during the three months ended March 31, 2025.
The Company disaggregates its revenue by major geographic region, which has been disclosed in Note 13, “Segment Information.”

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

9.    Commitments and Contingencies
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
As of March 31, 2026, the Company has leases on twenty vehicles with an average lease term of 3.0 years.
Operating lease cost consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$837	$808
Short-term lease cost	8	8
Variable lease cost	145	173
Total lease cost	$990	$989

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of March 31, 2026 (in thousands):

Fiscal Year Ending December 31,	Amount
2026 (remaining nine months)	$2,241
2027	3,019
2028	2,945
2029	2,950
2030	2,941
Thereafter	14,840
Total minimum lease payments	28,936
Less: Amount of lease payments representing interest	9,956
Present value of future minimum lease payments	$18,980
Reported as:
Current lease liabilities	$1,239
Long-term lease liabilities	17,741
Total lease liabilities	$18,980
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	March 31,	December 31,
	2026	2025
Right of use asset	$17,654	$18,028
Weighted average remaining lease term (years)	9.08	9.31
Weighted average discount rate	9.9%	9.9%
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$746	$476
Right-of-use assets obtained in exchange for lease liabilities	$40	$490
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

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
10.    Income Taxes
The income tax expense for the three months ended March 31, 2026 and March 31, 2025 was $0.1 million and $0.1 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, and non-recognition of US tax benefit because of a full valuation allowance against US deferred tax assets.
The income tax expense for the three months ended March 31, 2026 and March 31, 2025 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act contains significant tax law changes with various effective dates after its enactment date. The Company has evaluated the impact of the Act as part of its income tax provision for the three months ended March 31, 2026. Given the Company’s current loss position and the full valuation allowance recorded against its deferred tax assets, the enactment of the Act did not have a material impact on the Company’s condensed consolidated financial statements.
11.    Stockholders’ Equity
Common Stock
As of March 31, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Company’s board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	March 31,	December 31,
	2026	2025
Common stock options issued and outstanding	2,669,454	3,067,088
Common stock restricted stock units issued and outstanding	7,642,286	6,667,812
Common stock available for future grants	2,589,940	2,204,802
Common stock available for employee stock purchase plan	2,055,542	1,795,996
Common stock warrant	1,500,000	—
Total	16,457,222	13,735,698

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Stock Options
A summary of stock option activity for the three months ended March 31, 2026 is set forth below:

	Outstanding Options
	Shares	Weighted Average Exercise Price
Balance, December 31, 2025	3,067,088	$15.72
Options exercised	(26,584)	1.51
Options forfeited and expired	(371,050)	9.47
Balance, March 31, 2026	2,669,454	$16.73
The aggregate intrinsic value of options outstanding as of March 31, 2026 was $0.

	March 31, 2026
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested and exercisable	2,384,753	$17.49	5.32
Options vested and expected to vest	2,669,454	$16.73	5.53
Total aggregate intrinsic value of options vested and exercisable as of March 31, 2026 was $0.
Service-Based Restricted Stock Units
The Company estimates the fair value of service-based restricted stock units based on the closing price of the Company’s common stock on the grant date. A summary of service-based restricted stock units activity for the three months ended March 31, 2026 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	5,275,312	$5.33
Granted	1,688,180	1.53
Vested	(379,781)	8.75
Forfeited and expired	(316,925)	7.81
Outstanding at March 31, 2026	6,266,786	$3.97
The fair value as of the respective vesting dates of restricted stock units that vested during the three months ended March 31, 2026 and March 31, 2025 was $0.6 million and $2.7 million, respectively.

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
In December 2025, the Company granted 1,200,000 restricted stock units with service and market conditions to certain employees. The vesting of the market-based restricted stock units will be met 33% after one year and the remainder thereunder in equal installments quarterly over the following two years subject to continued employment. Vesting is also contingent on the average closing price of the Company’s common stock being greater than $4.00 over a period of 60 consecutive trading days within three years. The Company estimated the fair value of these market-based restricted stock units on the date of grant using a Monte Carlo simulation including the following assumptions: expected volatility of 100.0%; a risk-free rate of 3.6%; and a cost of equity of 16%. Compensation expense for these awards is recognized over the requisite service period for each tranche based on the graded vested method. The requisite service period is the longer of the explicit service period or the derived service period based on the market condition for each tranche. The derived service period was estimated to be 0.98 years.
Activity with respect to performance-based and market-based restricted stock units was as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	1,392,500	$2.34
Granted	—	—
Vested	—	—
Forfeited and expired	(17,000)	8.29
Outstanding at March 31, 2026	1,375,500	$2.27
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$326	$543
Research and development	520	652
Selling, general and administrative	3,290	4,417
Total	$4,136	$5,612
The above stock-based compensation expense related to the following equity-based awards (in thousands):

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2026	2025
Stock options and restricted stock units	$4,089	$5,489
Employee stock purchase plan	47	123
Total	$4,136	$5,612
Stock-based compensation of $0.3 million and $0.4 million was capitalized into inventory for the three months ended March 31, 2026 and March 31, 2025, respectively. Stock-based compensation capitalized in prior periods of $0.3 million and $0.5 million was recognized as cost of sales in the three months ended March 31, 2026 and March 31, 2025, respectively.
As of March 31, 2026, there was $26.3 million of unrecognized compensation costs related to unvested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.4 years.
As of March 31, 2026, the Company had unrecognized stock-based compensation relating to the employee stock purchase plan of $0.1 million, which is expected to be recognized over a weighted-average period of 0.4 years.
Common stock warrants
On March 2, 2026, in connection with entering into the Perceptive Agreement, the Company issued to Perceptive the Initial Warrants to purchase up to 1,000,000 shares of the Company’s common stock with an exercise price of $1.92 per share.
The Initial Warrants are classified as a component of permanent equity within the Company's condensed consolidated balance sheets as they meet the criteria for equity classification. The Initial Warrants were initially recorded at their relative fair value of $1.1 million as of the issuance date as a debt discount and are not subject to subsequent remeasurement. The Initial Warrants were valued using the following assumptions under the Black-Scholes Merton option pricing model: expected term of 7 years, volatility of 81.7%, a risk-free rate of 3.8%, and a dividend yield of 0%. None of the Initial Warrants have been exercised.
12.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss attributable to common stockholders	$(13,654)	$(14,448)
Denominator
Weighted-average common shares used to compute basic and diluted net loss per share	41,897,669	39,954,658
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.36)

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2026	2025
Options to purchase common stock	2,669,454	3,677,727
Unvested restricted stock units	7,642,286	4,624,106
Common stock warrants	1,500,000	—
Shares committed under employee stock purchase plan	86,540	16,859
Total	11,898,280	8,318,692

13.    Segment Information
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
Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$13,255	$14,221
Europe, Middle-East and Africa (“EMEA”)	6,573	5,484
Asia Pacific	707	2,795
Other International	51	38
Total	$20,586	$22,538
Revenue from China represented 0% and 10% of total revenue for the three months ended March 31, 2026 and March 31, 2025, respectively.
The CODM also utilizes the Company’s long-range plan as a key input for resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using consolidated net loss. Significant expenses within consolidated net loss include cost of goods sold, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive loss. In addition, the CODM is provided with the stock-based compensation expense included in research and development expenses and selling, general and administrative expenses. See Note 11, “Stockholders’ Equity” for more information. Other segment

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

items included in consolidated net loss are interest income, interest expense, and other income, net, and income tax expense.
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2026	2025
United States	$1,997	$2,144
EMEA	49	59
Asia Pacific	14	17
Total	$2,060	$2,220

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report entitled “Forward-Looking Statements” and “Risk Factors,” under Part II, Item 1A and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2026.
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
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high-volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. We employ both direct and distributor-based sales models, with 99% of our revenue generated in markets where we sell directly for the three months ended March 31, 2026.
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
To date, we have financed our operations primarily through the sale of our products, the sale of equity securities, and debt financing arrangements. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $20.6 million, with a gross margin of 77.9% and a net loss of $13.7 million, for the three months ended March 31, 2026 compared to revenue of $22.5 million, with a gross margin of 72.5% and a net loss of $14.4 million, for the three months ended March 31, 2025. As of March 31, 2026, we had an accumulated deficit of $535.2 million, cash and cash equivalents of $61.6 million, and $37.3 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console, and from our LungTraX Platform, which is used to help identify patients potentially eligible for treatment with Zephyr Valves. No customer accounted for more than 10% of our revenue for the three months ended March 31, 2026. We had one customer that accounted for 10% of our revenue for the three months ended March 31, 2025.
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
Results of Operations:
Comparison of the Three Months Ended March 31, 2026 and March 31, 2025
The following table summarizes our results of operations for the period indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Revenue	$20,586	$22,538	$(1,952)	(8.7)%
Costs of goods sold	4,542	6,196	(1,654)	(26.7)%
Gross profit	16,044	16,342	(298)	(1.8)%
Operating expenses:
Research and development	4,899	4,756	143	3.0%
Selling, general and administrative	24,101	26,149	(2,048)	(7.8)%
Total operating expenses	29,000	30,905	(1,905)	(6.2)%
Loss from operations	(12,956)	(14,563)	1,607	(11.0)%
Interest income	350	864	(514)	(59.5)%
Interest expense	(976)	(781)	(195)	25.0%
Other income, net	77	167	(90)	(53.9)%
Net loss before tax	(13,505)	(14,313)	808	(5.6)%
Income tax expense	149	135	14	10.4%
Net loss	$(13,654)	$(14,448)	$794	(5.5)%
Revenue
Revenue decreased by $2.0 million, or 8.7%, to $20.6 million for the three months ended March 31, 2026, compared to $22.5 million for the three months ended March 31, 2025. The sale of products in the United States decreased by $0.9 million to $13.3 million for the three months ended March 31, 2026, compared to $14.2 million for the three months ended March 31, 2025. The sale of products in international markets decreased by $1.0 million to $7.3 million for the three months ended March 31, 2026, compared to $8.3 million for the three months ended March 31, 2025. The decrease in revenue was primarily attributable to a lack of sales into China as we await the renewal of our registration certificate.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased by $1.7 million, or 26.7%, to $4.5 million for the three months ended March 31, 2026, compared to $6.2 million for the three months ended March 31, 2025. The decrease was mainly due to a decrease in the number of products sold and as a result decreased manufacturing costs. Gross margin increased by 5.4% to

77.9% for the three months ended March 31, 2026, compared to 72.5% for the three months ended March 31, 2025. The increase in gross margin was primarily due to geographic mix during the three months ended March 31, 2026.
Research and Development Expenses
Research and development expenses increased by $0.1 million, or 3.0%, to $4.9 million for the three months ended March 31, 2026, compared to $4.8 million for the three months ended March 31, 2025. The increase in research and development expense was primarily due to an increase of $0.2 million in payroll and personnel-related expenses, and an increase of $0.1 million in costs associated with our clinical trials, including fees paid to clinical research organizations, offset by a decrease of $0.2 million in testing and other expenses in support of product development.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $2.0 million, or 7.8%, to $24.1 million for the three months ended March 31, 2026, compared to $26.1 million for the three months ended March 31, 2025. The decrease in selling, general and administrative expenses was primarily due to a decrease of $1.4 million in advertising and marketing related expenses, a decrease of $0.4 million in travel and conference related expenses, and a decrease of $0.2 million in payroll and personnel-related expenses for our sales, marketing and administrative personnel.
Interest Expense and Income
Interest expense increased by $0.2 million to $1.0 million for the three months ended March 31, 2026 compared to $0.8 million for the three months ended March 31, 2025, primarily due to higher interest rates under our Perceptive Loan compared to our CIBC Loan which was fully repaid in March 2026. Interest income decreased by $0.5 million to $0.4 million for the three months ended March 31, 2026 compared to $0.9 million for the three months ended March 31, 2025. The decrease was primarily due to a lower balance of cash, cash equivalents and marketable securities, which resulted in reduced returns on these assets.
Other Income, Net
Other income, net was $0.1 million for the three months ended March 31, 2026 and $0.2 million for the three months ended March 31, 2025, primarily due to foreign currency exchange gains.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through our initial public offering, private placements of equity securities, debt financing arrangements and sales of our products. As of March 31, 2026, we had cash and cash equivalents of $61.6 million, an accumulated deficit of $535.2 million, and $37.3 million outstanding under the Perceptive Agreement and Swiss COVID-19 Credit Agreement, net of debt discount and debt issuance costs.
Perceptive Loan
On March 2, 2026 (the “Closing Date”), we entered into a Credit Agreement and Guaranty (the “Perceptive Agreement”) and a Security Agreement (the “Security Agreement”), with Perceptive Credit Holdings V, LP (“Perceptive”), as the initial lender, administrative agent and collateral agent. The Perceptive Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $60.0 million (the “Loan Facility”).
On the Closing Date, we borrowed an initial loan under the Perceptive Agreement in an aggregate principal amount of $40.0 million (the “Perceptive Loan”). The Loan Facility permits us to borrow up to an additional $20.0 million, in two additional equal tranches (the “Additional Loan Draws”). The first $10.0 million Additional Loan Draw becomes available if we reach at least $92.5 million in revenue for any trailing twelve-month period ending as of the end of last day of any fiscal quarter through, and including, the fiscal quarter ending September 30, 2027, and the second $10.0 million Additional Loan Draw becomes available if we reach at least $100.0 million in revenue for any trailing twelve-month period ending as of the end of last day of any fiscal quarter through, and including, the fiscal quarter ending December 31, 2027.
The Loan Facility has a maturity date of March 2, 2031 (the “Maturity Date”). The Loan Facility accrues interest, payable monthly in arrears, at an annual rate equal to the sum of (a) an applicable margin of 7.00% (the “Applicable Margin”) plus (b) the greater of (i) one-month term SOFR and (ii) 3.75%. Upon the occurrence and during the continuance of an event of default under the Perceptive Agreement, the Applicable Margin will increase by an additional 3.00% per annum at Perceptive’s election (retroactive to the date of such event of default), or automatically in the case of a payment or bankruptcy event of default.
On each payment date occurring on or prior to March 2, 2029, we have the option to pay interest as follows: 2.0% per annum paid-in-kind (“PIK”) by increasing the principal of the Perceptive Loan and the remaining interest payable paid in cash. For each payment date through March 31, 2026, we elected the PIK option, increasing the principal of the Perceptive Loan by $0.1 million.
The Perceptive Agreement contains certain representations and warranties, affirmative covenants, negative covenants, and events of default that are customarily required for similar financings. In addition, the Perceptive Agreement contains financial covenants requiring us to (i) at all times prior to the Maturity Date, maintain minimum unrestricted cash and certain types of marketable securities of at least $4.0 million and (ii) as of each calculation date set forth in the Perceptive Agreement, maintain our consolidated revenue determined in accordance with U.S. GAAP that is not less than the amounts specified in the Perceptive Agreement. The occurrence of an event of default under the Perceptive Agreement could result in, among other things, the declaration that all outstanding principal and interest thereunder are immediately due and payable in whole or in part.
We paid $1.6 million in fees to Perceptive and third parties which is reflected as a discount on the Perceptive Loan and is being accreted over the life of the loan using the effective interest method. Also, on the Closing Date, we issued to Perceptive a warrant to purchase up to 1,000,000 shares of our common stock (the “Initial Warrants”), and will issue warrants to purchase up to 500,000 shares of our common stock (which number of shares will be adjusted for any stock splits, stock combinations and the like that take place after the Closing Date and prior to the applicable funding date) if we borrow additional tranches of loan under the Perceptive Agreement (the “Additional Warrants” and together with the “Initial Warrants”, the “Warrants”). The Warrants had a fair value of $1.4 million as of the issuance date, which was accounted for as debt discount. The Warrants, regardless of issuance date, have an expiration date of March 2, 2033, may be exercised on a cashless or “net” basis, and will be automatically exercised, on a cashless basis, prior to their expiration if the value of the shares underlying the Warrants is greater than the then-applicable exercise price.
As of March 31, 2026, the Perceptive Loan had an annual effective interest rate of 13.9% per year.
Interest expense on the Perceptive Loan was $0.4 million during the three months ended March 31, 2026, including interest expense related to debt discount and debt issuance costs of the Perceptive Loan of less than $0.1 million.
In connection with our entry into the Loan Facility, on March 2, 2026, we repaid all outstanding indebtedness under the Amended and Restated Loan and Security Agreement, dated March 29, 2021, as amended (the “Amended and Restated CIBC Agreement”), among us and the Canadian Imperial Bank of Commerce, as lender, and terminated all our obligations and commitments thereunder.
Swiss COVID-19 Credit Agreement
In May 2020, Pulmonx International Sàrl, our wholly owned subsidiary, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program. The COVID-19 Credit Agreement currently bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. As of March 31, 2026, Pulmonx International Sàrl has repaid $0.4 million to the lender.

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,097)	$(13,222)
Investing activities	(9)	16,313
Financing activities	2,026	664
Effect of exchange rate changes on cash and cash equivalents	(100)	(105)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(8,180)	$3,650
Cash Flows from Operating Activities
Net cash used in operating activities was $10.1 million for the three months ended March 31, 2026. Cash used in operating activities was primarily a result of the net loss of $13.7 million, a decrease in accrued liabilities of $1.2 million primarily due to payment of incentive compensation expense associated with the achievement of performance objectives, an increase in inventory of $1.0 million mainly due to an increase in finished goods, a decrease in accounts payable of $0.4 million due to timing of payments to our vendors, and a decrease in lease liabilities of $0.3 million due to lease payments. This is partially offset by stock-based compensation expense of $4.1 million, a decrease in accounts receivable of $1.2 million due to the timing of payments from our customers, non-cash lease expense of $0.4 million, and depreciation and amortization expense of $0.2 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities in the three months ended March 31, 2026 was less than $0.1 million, consisting of purchases of property and equipment.
Net cash provided by investing activities in the three months ended March 31, 2025 was $16.3 million, consisting of proceeds from maturities of marketable securities of $20.5 million, offset by purchases of marketable securities of $3.9 million and purchases of property and equipment of $0.3 million.

Cash Flows from Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2026 was $2.0 million, consisting of proceeds from our Perceptive Loan of $38.8 million, and proceeds from the issuance of common stock under the employee stock purchase plan of $0.2 million, partially offset by repayment of our CIBC Loan of $37.0 million.
Net cash provided by financing activities in the three months ended March 31, 2025 was $0.7 million, consisting of proceeds from the issuance of common stock under the employee stock purchase plan of $0.6 million and proceeds from the exercise of common stock options of $0.1 million.
Material Cash Requirements
Our net cash operating expenditures were $10.1 million in the three months ended March 31, 2026 and $13.2 million in the three months ended March 31, 2025. We intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were less than $0.1 million and $0.3 million in the three months ended March 31, 2026 and March 31, 2025, respectively, and we expect to maintain the level of expenditures in the future to support our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $28.9 million as of March 31, 2026, with $3.0 million expected to be paid within the next 12 months, and amounts related to future short-term and long-term debt which totaled $63.3 million, with $3.7 million expected to be paid within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of March 31, 2026, we had cash and cash equivalents of $61.6 million. Based on our current planned operations, we expect that our cash and cash equivalents will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the three months ended March 31, 2026. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash and cash equivalents, sales of our products, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 10, 2026, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2026, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 10, 2026.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $61.6 million as of March 31, 2026, which consist of cash and money market funds. We held cash in foreign banks of approximately $10.1 million as of March 31, 2026 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $37.1 million under the Perceptive Agreement with an annual effective interest rate of 13.9% as of March 31, 2026. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 35.6% and 36.9% of our total revenue for the three months ended March 31, 2026 and March 31, 2025, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the three months ended March 31, 2026 by approximately $0.7 million and $0.5 million, respectively, with a net impact of $0.2 million on our net loss. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the three months ended March 31, 2025 by approximately $0.8 million and $0.5 million, respectively, with a net impact of $0.3 million on our net loss. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information

Item 1. Legal Proceedings
We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Please see also the matters under “Commitments and Contingencies—Contingencies” in Note 9 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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
We have incurred net losses since our inception. For the three months ended March 31, 2026 and March 31, 2025, we had net losses of $13.7 million and $14.4 million, respectively, and we expect to continue to incur additional losses. As of March 31, 2026, we had an accumulated deficit of $535.2 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances, certification or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the three months ended March 31, 2026 and March 31, 2025 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of March 31, 2026, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving prior authorization requests on a case-by-case basis.

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
Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past or may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. Although the aggregate impact of security incidents on our operations and financial condition has not been material to date, we have occasionally been the target of events of this nature and expect them to continue as security threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. For example, we have been the target of unsuccessful phishing attempts in the past and expect such attempts will continue in the future. Additionally, the Company launched the LungTraX Platform in 2024 which involves the processing of patient PHI in the Company-managed system in our capacity as a Business Associate (as defined by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)), the unintended release of which could have additional material adverse impacts on the Company financially and reputationally. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems or other information technology infrastructure change frequently and may not be detected until after an incident has occurred. We are investing in protections and monitoring practices related to our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. However, it may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and information security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. We cannot assure you that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns and breaches could negatively affect our business, financial condition and results of operations and our reputation.
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
On March 2, 2026, we entered into a Credit Agreement and Guaranty (the “Perceptive Agreement”) with the subsidiary guarantors party thereto from time to time, the lenders party thereto from time to time, and Perceptive Credit Holdings V, LP (“Perceptive”), as the initial lender, administrative agent and collateral agent, under which we have borrowed $40.0 million in debt financing as of March 31, 2026. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Plan of Operation - Perceptive Loan” and the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
In addition, the Perceptive Agreement contains, and any agreements evidencing or governing other future indebtedness may contain, certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interests. Subject to certain limited exceptions, these covenants limit our ability to, among other things:
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
•make certain investments; and
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of March 31, 2026, we had $61.6 million in cash and cash equivalents, and an accumulated deficit of $535.2 million. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Sales in markets outside of the United States accounted for approximately 35.6% and 36.9% of our revenue for the three months ended March 31, 2026 and March 31, 2025, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, Japan, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
In December 2022, we received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division (“US DOJ”) in connection with an investigation under the False Claims Act. The CID requested information and documents regarding our relationships with certain health care providers, medical practices, and hospitals in connection with the sales and marketing of the Zephyr Valves and related products and services. Subsequently, on or about January 27, 2025 the US DOJ filed on behalf of itself and certain states attorneys general, a Notice of Election to Decline Intervention in and to unseal the underlying action filed by an individual (the “Relator”) in U.S. District Court for the Northern District of California (the “Qui Tam Action”). In December 2025, the Company entered into a settlement agreement with the Relator with approval by the US DOJ and the various states’ attorneys general who were parties to the Qui Tam Action. The Qui Tam Action was dismissed on December 22, 2025.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) (a “Rule 10b5-1 trading arrangement”) or (ii) any "non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement and Guaranty, dated March 2, 2026, by and between the Company, as Borrower, the Guarantors thereto, and Perceptive Credit Holdings V, LP, as a Lender and the administrative agent for the Lenders.	8-K	001-39562	10.1	March 5, 2026

10.2^	Security Agreement, dated March 2, 2026, by and among the Company and its subsidiaries and Perceptive Credit Holdings V, LP.	8-K	001-39562	10.2	March 5, 2026

10.3	Form of Warrant (Perceptive Credit Holdings V, LP).	8-K	001-39562	10.3	March 5, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

PULMONX CORPORATION

Date: May 4, 2026	By:	/s/ Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

Date: May 4, 2026	By:	/s/ Derrick Sung
Derrick Sung, Ph.D.
Chief Operating Officer and Chief Financial
Officer