Form 10-Q
period 2026-06-30
Pulmonx Corp
filed 2026-08-04
CIK 1127537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2026, there were 42,948,269 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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
All brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Pulmonx,” the “Company,” “we,” “us,” and “our” refer to Pulmonx Corporation.

Part I. Financial Information
Item 1. Financial Statements
Pulmonx Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$55,843	$69,751
Restricted cash	259	258
Accounts receivable, net	12,247	12,072
Inventory	16,390	15,845
Prepaid expenses and other current assets	3,394	3,758
Total current assets	88,133	101,684
Long-term inventory	3,803	3,604
Property and equipment, net	1,885	2,220
Goodwill	2,333	2,333
Right of use assets	17,267	18,028
Other long-term assets	1,311	1,422
Total assets	$114,732	$129,291

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,675	$3,905
Accrued liabilities	14,070	14,556
Income taxes payable	264	263
Deferred revenue	16	18
Short-term debt	103	106
Current lease liabilities	1,277	1,210
Total current liabilities	20,405	20,058
Deferred tax liability	62	69
Long-term lease liabilities	17,403	18,059
Long-term debt	37,428	36,989
Common stock warrant liability	238	—
Total liabilities	75,536	75,175
Commitments and contingencies (Note 9)
Stockholders’ equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 42,948,269 shares issued and outstanding as of June 30, 2026 and 41,673,648 shares issued and outstanding as of December 31, 2025	43	42
Additional paid-in capital	582,396	573,272
Accumulated other comprehensive income	2,049	2,360
Accumulated deficit	(545,292)	(521,558)
Total stockholders’ equity	39,196	54,116
Total liabilities and stockholders’ equity	$114,732	$129,291
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$22,756	$23,859	$43,342	$46,397
Cost of goods sold	5,014	6,655	9,556	12,851
Gross profit	17,742	17,204	33,786	33,546
Operating expenses
Research and development	5,034	5,306	9,933	10,062
Selling, general and administrative	21,765	26,702	45,866	52,851
Total operating expenses	26,799	32,008	55,799	62,913
Loss from operations	(9,057)	(14,804)	(22,013)	(29,367)
Interest income	329	723	679	1,587
Interest expense	(1,218)	(799)	(2,194)	(1,580)
Other (expense) income, net	(1)	(116)	76	51
Net loss before tax	(9,947)	(14,996)	(23,452)	(29,309)
Income tax expense	133	177	282	312
Net loss	(10,080)	(15,173)	(23,734)	(29,621)
Other comprehensive (loss) income
Currency translation adjustment	(120)	435	(311)	546
Change in unrealized losses on marketable securities	—	(1)	—	(23)
Total other comprehensive (loss) income	(120)	434	(311)	523
Comprehensive loss	$(10,200)	$(14,739)	$(24,045)	$(29,098)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.38)	$(0.56)	$(0.74)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	42,468,762	40,429,655	42,184,793	40,193,469
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2026	41,673,648	$42	$573,272	$2,360	$(521,558)	$54,116
Issuance of common stock upon vesting of restricted stock units	379,781	—	—	—	—	—
Issuance of common stock upon exercise of stock options	26,584	—	40	—	—	40
Issuance of shares pursuant to employee stock purchase plan	157,190	—	201	—	—	201
Issuance of common stock warrant	—	—	1,105	—	—	1,105
Stock-based compensation expense	—	—	4,144	—	—	4,144
Currency translation adjustment	—	—	—	(191)	—	(191)
Net loss	—	—	—	—	(13,654)	(13,654)
Balances at March 31, 2026	42,237,203	42	578,762	2,169	(535,212)	45,761
Issuance of common stock upon vesting of restricted stock units	711,066	1	(1)	—	—	—
Stock-based compensation expense	—	—	3,635	—	—	3,635
Currency translation adjustment	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	(10,080)	(10,080)
Balances at June 30, 2026	42,948,269	$43	$582,396	$2,049	$(545,292)	$39,196

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2025	39,785,969	$40	$551,211	$2,113	$(467,555)	$85,809
Issuance of common stock upon vesting of restricted stock units	310,403	—	—	—	—	—
Issuance of common stock upon exercise of stock options	51,899	—	110	—	—	110
Issuance of shares pursuant to employee stock purchase plan	99,209	—	554	—	—	554
Stock-based compensation expense	—	—	5,553	—	—	5,553
Currency translation adjustment	—	—	—	111	—	111
Change in unrealized losses on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(14,448)	(14,448)
Balances at March 31, 2025	40,247,480	40	557,428	2,202	(482,003)	77,667
Issuance of common stock upon vesting of restricted stock units	477,534	1	—	—	—	1
Issuance of common stock upon exercise of stock options	18,792	—	27	—	—	27
Stock-based compensation expense	—	—	6,134	—	—	6,134
Currency translation adjustment	—	—	—	435	—	435
Change in unrealized losses on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(15,173)	(15,173)
Balances at June 30, 2025	40,743,806	$41	$563,589	$2,636	$(497,176)	$69,090
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Pulmonx Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(23,734)	$(29,621)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,834	11,826
Inventory write-down (recovery), net	152	(96)
Depreciation and amortization expense	442	577
Loss on debt extinguishment	107	—
Amortization of debt discount and debt issuance costs	175	24
PIK interest incurred but not paid on term loan	270	—
Net accretion of discounts on marketable securities	—	(339)
Change in fair value of common stock warrant liability	(39)	—
Non-cash lease expense	802	615
Net changes in operating assets and liabilities:
Accounts receivable	(297)	(1,941)
Inventory	(1,207)	1,066
Prepaid expenses and other current assets	492	1,099
Other assets	(51)	(359)
Accounts payable	773	2,645
Accrued liabilities	(379)	(2,364)
Income taxes payable	(14)	92
Lease liabilities	(629)	(293)
Deferred tax liability	(6)	—
Deferred revenue	(2)	(61)
Net cash used in operating activities	(15,311)	(17,130)
Cash flows from investing activities
Purchases of investments	—	(5,651)
Maturities of investments	—	27,785
Purchases of property and equipment and internal software development costs	(10)	(350)
Net cash (used in) provided by investing activities	(10)	21,784
Cash flows from financing activities
Repayment of debt	(37,000)	—
Proceeds from debt	38,785	—
Repayment of credit agreement	(53)	(48)
Payment of debt discounts and issuance costs	(460)	(47)
Proceeds from exercise of common stock options	40	138
Proceeds from issuance of common stock under the employee stock purchase plan	201	554
Net cash provided by financing activities	1,513	597
Effect of exchange rate changes on cash and cash equivalents	(99)	(688)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,907)	4,563
Cash, cash equivalents, and restricted cash at beginning of the period	70,009	71,162
Cash, cash equivalents, and restricted cash at end of the period	$56,102	$75,725
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:

Cash and cash equivalents	$55,843	$75,466
Restricted cash	259	259
Cash, cash equivalents, and restricted cash in consolidated balance sheets	$56,102	$75,725

Supplemental non-cash items:
Issuance of common stock warrants	$1,383	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$8	$75
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$283	$214
Cash paid for interest	$1,897	$1,572
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations to date and has an accumulated deficit of $545.3 million as of June 30, 2026. During the six months ended June 30, 2026 and June 30, 2025, the Company used $15.3 million and $17.1 million of cash in its operating activities, respectively. As of June 30, 2026, the Company had cash and cash equivalents of $55.8 million. Historically, the Company’s activities have been financed through the sale of its products, the sale of equity securities, and debt financing arrangements.
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
Unaudited Interim Financial Information
The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the fiscal year ended December 31, 2025 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 10, 2026. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2026 and condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025 and condensed consolidated cash flows for the six months ended June 30, 2026 and 2025 have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 31, 2026.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents balances with established financial institutions and, at times, such balances with any one financial institution may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of June 30, 2026 and December 31, 2025, the Company also had cash on deposit with foreign banks of approximately $10.4 million and $13.4 million, respectively, that was not federally insured.
The Company earns revenue primarily from the sale of its products to hospitals and other customers such as distributors. Sales of Zephyr Valves and delivery catheters accounted for most of the Company’s revenue for the six months ended June 30, 2026 and June 30, 2025. The Company’s accounts receivable are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. For the three and six months ended June 30, 2026 and June 30, 2025, no customer accounted for more than 10% of revenue. As of June 30, 2026 and December 31, 2025, no customer accounted for more than 10% of accounts receivable.
The Company relies on single source suppliers for the components, sub-assemblies and materials for its products. These components, sub-assemblies and materials are critical and there are no or relatively few alternative sources of supply. The Company’s suppliers have generally met the Company’s demand for their products and services on a timely basis in the past.
Foreign Currency Translation and Transaction Gains and Losses
The functional currencies of the Company’s wholly owned subsidiaries in Switzerland, Germany, Australia, the United Kingdom, France and Hong Kong are the Swiss franc. The functional currency of the Company’s

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

subsidiaries in Italy and Japan is the Euro and Yen, respectively. Accordingly, asset and liability accounts of Switzerland, France, Germany, Australia, the United Kingdom, Italy, Hong Kong and Japan operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive (loss) income in the condensed consolidated statements of operations and comprehensive loss and were $(0.1) million and $0.4 million during the three months ended June 30, 2026 and June 30, 2025, respectively, and $(0.3) million and $0.5 million during the six months ended June 30, 2026 and June 30, 2025, respectively.
Foreign currency transaction gains and losses are included in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss and were less than $(0.1) million and $(0.1) million during the three months ended June 30, 2026 and June 30, 2025, respectively, and $(0.2) million and less than $0.1 million during the six months ended June 30, 2026 and June 30, 2025, respectively.
Credit Losses—Accounts Receivable
Accounts receivable are recorded at the amounts billed less estimated allowances for credit losses for any potential uncollectible amounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from a customer’s inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. As of June 30, 2026 and December 31, 2025, accounts receivable is presented net of an allowance for credit losses of less than $0.1 million and less than $0.1 million, respectively.
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
The common stock warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. The common stock warrants that do not meet the required criteria for equity classification are classified as liabilities. The Company adjusts such common stock warrants to fair value at each reporting period until the common stock warrants are exercised or expire. Any change in fair value is recognized in other (expense) income, net in the Company’s condensed consolidated statements of operations and comprehensive loss.
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
The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$550	$—	$—	$550
Total cash equivalents	550	—	—	550
Total financial assets	$550	$—	$—	$550
Liabilities:
Common stock warrant liability	$—	$—	$238	$238
Total financial liabilities	$—	$—	$238	$238

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,038	$—	$—	$1,038
Total cash equivalents	1,038	—	—	1,038
Total financial assets	$1,038	$—	$—	$1,038
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2025.
As of June 30, 2026 and December 31, 2025, the Company did not hold any marketable securities.
The Company values the common stock warrant liability using the probability-weighted Black-Scholes Merton option-pricing model using unobservable inputs including the expected term, expected volatility, risk-free interest rate, dividend yield and probability of Additional Loan Draws occurring (see Notes 6 and 7). The common stock warrant liability was valued using the following assumptions:

	Issue	June 30,
	Date	2026
Stock price	$1.53	$1.30
Weighted average expected term (in years)	7.0	6.7
Volatility	81.7%	83.6%
Risk-free interest rate	3.8%	4.3%
Dividend yield	—	—
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
The change in fair value of the common stock warrant liability is summarized below (in thousands):

Common Stock
Warrant Liability
Fair value as of December 31, 2025	$—
Issuance of common stock warrants	277
Change in fair value included in other (expense) income, net	(39)
Fair value as of June 30, 2026	$238
5.    Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Cash	$55,293	$68,713
Cash equivalents:
Money market funds	550	1,038
Total cash and cash equivalents	$55,843	$69,751
Inventory
Inventory consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$4,303	$4,872
Work in process	781	529
Finished goods	15,109	14,048
Total inventory	$20,193	$19,449
Reported as:
Inventory	$16,390	$15,845
Long-term inventory	3,803	3,604
Total inventory	$20,193	$19,449

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid expenses	$2,473	$1,927
Prepaid insurance	409	749
VAT and other receivable	480	591
Other current assets	32	491
Total prepaid expenses and other current assets	$3,394	$3,758
Capitalized Implementation Costs of a Hosting Arrangement
The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of June 30, 2026 and December 31, 2025, the Company has capitalized $0.8 million and $0.9 million in implementation costs, net of amortization, respectively. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, which are generally three to five years. As of June 30, 2026, the capitalized costs of $0.2 million and $0.6 million were included in prepaid expenses and other current assets, and other long-term assets, respectively. Amortization expense, which was included in selling, general and administrative expenses, was $0.1 million and less than $0.1 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $0.1 million and less than $0.1 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Machinery and equipment	$2,600	$2,547
Computer equipment and software	3,690	3,600
Furniture and fixtures	339	336
Leasehold improvements	2,336	2,336
Construction in progress	4	51
Total	8,969	8,870
Less: accumulated depreciation	(7,084)	(6,650)
Property and equipment, net	$1,885	$2,220
Depreciation expense was $0.2 million and $0.3 million for the three months ended June 30, 2026 and June 30, 2025, respectively. Depreciation expense was $0.4 million and $0.6 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Goodwill
Goodwill was $2.3 million as of June 30, 2026 and December 31, 2025. There were no acquisitions or dispositions of goodwill in the six months ended June 30, 2026 and June 30, 2025. The Company assesses goodwill for impairment annually, or more frequently, when events or changes in circumstances indicate there may be impairment. Through June 30, 2026, there have been no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. As a result, no impairment charge was recorded during the six months ended June 30, 2026.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued employee bonuses and commissions	$4,273	$3,549
Accrued vacation	2,814	2,846
Other accrued personnel related expenses	2,420	3,181
Accrued professional fees	3,313	3,022
Sales taxes, franchise tax and VAT	782	1,011
Other	468	947
Total accrued liabilities	$14,070	$14,556
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
During the three months ended June 30, 2026 and June 30, 2025, the Company recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of $0 and less than $0.1 million, respectively. During the six months ended June 30, 2026 and June 30, 2025, the Company recorded interest expense related to debt discount and debt issuance costs of the CIBC Loan of less than $0.1 million and less than $0.1 million, respectively.
Interest expense on the CIBC Loan was $0 and $0.8 million during the three months ended June 30, 2026 and June 30, 2025, respectively. Interest expense on the CIBC Loan was $0.5 million and $1.6 million during the six months ended June 30, 2026 and June 30, 2025, respectively.
In March 2026, the Company repaid its entire obligation under the CIBC Loan amounting to $37.2 million, including principal of $37.0 million and interest of $0.2 million, using the proceeds from the Perceptive Loan (as defined below). The repayment of the obligation under the CIBC Loan was accounted for as a debt extinguishment

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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
On the Closing Date, the Company borrowed an initial loan under the Perceptive Agreement in an aggregate principal amount of $40.0 million (the “Perceptive Loan”). The Loan Facility permits the Company to borrow up to an additional $20.0 million, in two additional equal tranches (the “Additional Loan Draws”). The first $10.0 million Additional Loan Draw becomes available if the Company reaches at least $92.5 million in revenue for any trailing twelve-month period ending as of the end of the last day of any fiscal quarter through, and including, the fiscal quarter ending September 30, 2027, and the second $10.0 million Additional Loan Draw becomes available if the Company reaches at least $100.0 million in revenue for any trailing twelve-month period ending as of the end of the last day of any fiscal quarter through, and including, the fiscal quarter ending December 31, 2027.
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
On each interest payment date occurring on or prior to March 2, 2029, the Company has the option to pay interest as follows: 2.0% per annum paid-in-kind (“PIK”) by increasing the principal of the Perceptive Loan and the remaining interest payable paid in cash. For each payment date through June 30, 2026, the Company elected the PIK option, increasing the principal of the Perceptive Loan by $0.3 million.
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
The Company’s obligations under the Perceptive Agreement are guaranteed by Pulmonx International Sàrl, the Company’s wholly-owned Swiss subsidiary, and will be guaranteed by all subsidiaries of the Company organized in the United States or Switzerland, and any other material subsidiaries. The Loan Facility is collateralized by substantially all of the Company’s and subsidiary guarantors’ assets, subject to customary exceptions. The Perceptive Agreement contains certain representations and warranties, affirmative covenants, negative covenants, and events of default that are customarily required for similar financings. In addition, the Perceptive Agreement contains financial covenants requiring the Company to (i) at all times prior to the Maturity Date, maintain minimum unrestricted cash and certain types of marketable securities of at least $4.0 million and (ii) maintain minimum annual trailing consolidated revenue of the Company and its subsidiaries determined in accordance with U.S. GAAP, tested on a quarterly basis, starting from $85.0 million over a trailing 12-month period ending March 31, 2026, and increasing to $107.5 million for the trailing 12-month period ending December 31, 2030. The occurrence of an event of default under the Perceptive Agreement could result in, among other things, the declaration that all outstanding principal and interest thereunder are immediately due and payable in whole or in part. As of June 30, 2026, the Company was in compliance with the covenants contained in the Perceptive Agreement.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The Company paid $1.6 million in fees to Perceptive and third parties which is reflected as a discount on the Perceptive Loan and is being accreted over the life of the loan using the effective interest method. Also, on the Closing Date, the Company issued to Perceptive a warrant to purchase up to 1,000,000 shares of the Company’s common stock (the “Initial Warrants”), and will issue warrants to purchase up to 500,000 shares of the Company’s common stock (which number of shares will be adjusted for any stock splits, stock combinations and the like that take place after the Closing Date and prior to the applicable funding date) if the Company borrows additional tranches of loan under the Perceptive Agreement (the “Additional Warrants” and together with the “Initial Warrants”, the “Warrants”, see Note 7 and 11, respectively). The Initial Warrants are classified as a component of permanent equity and the Additional Warrants classified as liabilities on the Company's condensed consolidated balance sheets. The Warrants had a fair value of $1.4 million as of the issuance date, which was accounted for as debt discount. The Warrants, regardless of issuance date, have an expiration date of March 2, 2033, may be exercised on a cashless or “net” basis, and will be automatically exercised, on a cashless basis, prior to their expiration if the value of the shares underlying the Warrants is greater than the then-applicable exercise price.
As of June 30, 2026, the Perceptive Loan had an annual effective interest rate of 13.9% per year.
The Perceptive Loan consisted of the following (in thousands):

June 30,
2026
Term loan	$40,269
Less: debt issuance costs	(2,893)
Total	$37,376
Reported as:
Short-term debt	$—
Long-term debt	37,376
Total term loan	$37,376
Interest expense on the Perceptive Loan was $1.2 million and $1.6 million during the three and six months ended June 30, 2026, respectively, including interest expense related to debt discount and debt issuance costs of the Perceptive Loan of $0.1 million and $0.1 million, respectively.
Swiss COVID-19 Credit Agreement
In May 2020, Pulmonx International Sàrl, a wholly owned subsidiary of the Company, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program. The COVID-19 Credit Agreement currently bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. Interest expense was immaterial during the three and six months ended June 30, 2026 and June 30, 2025. As of June 30, 2026, Pulmonx International Sàrl has repaid 0.4 million Swiss Francs to the lender.

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Financing Obligations
As of June 30, 2026, the aggregate future payments under the Perceptive Agreement and Swiss COVID-19 Credit Agreement (including interest payments) are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2026 (remaining six months)	$1,862
2027	3,747
2028	3,728
2029	4,492
2030	4,633
Thereafter	43,881
Total	62,343
Less: unamortized debt discount	(2,893)
Less: interest	(19,082)
Less: PIK interest	(2,237)
Less: exit fee	(600)
Term loan and credit agreement	$37,531
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
The Additional Warrants will not be issued legally until the Additional Loan Draws occur but are considered issued for accounting purposes upon execution of the Perceptive Agreement. The Additional Warrants do not meet the requirements for equity classification, and are recorded as liabilities on the condensed consolidated balance sheets. The Additional Warrants are recorded at fair value upon issuance, are subject to remeasurement to fair value at each reporting date, with any changes in fair value recognized in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss, and were accounted for as debt discount. The Additional Warrants had a fair value of $0.3 million and $0.2 million as of the issuance date and June 30, 2026, respectively. The change in fair value was less than $0.1 million during both the three and six months ended June 30, 2026. The Company values the common stock warrant liability using a probability-weighted Black-Scholes Merton option-pricing model (Note 4).
8.    Revenue
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to the customer after delivery, which was less than $0.1 million and less than $0.1 million as of June 30, 2026 and December 31, 2025, respectively. The deferred revenue as of December 31, 2025 of less than $0.1 million was recognized as revenue during the six months ended June 30, 2026. The deferred revenue as of December 31, 2024 of $0.1 million was recognized as revenue during the six months ended June 30, 2025.
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
As of June 30, 2026, the Company has leases on nineteen vehicles with an average lease term of 3.0 years.
Operating lease cost consists of the following (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating lease cost	$1,667	$1,655
Short-term lease cost	16	15
Variable lease cost	320	238
Total lease cost	$2,003	$1,908

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of June 30, 2026 (in thousands):

Fiscal Year Ending December 31,	Amount
2026 (remaining six months)	$1,497
2027	3,016
2028	2,943
2029	2,948
2030	2,941
Thereafter	14,840
Total minimum lease payments	28,185
Less: Amount of lease payments representing interest	9,505
Present value of future minimum lease payments	$18,680
Reported as:
Current lease liabilities	$1,277
Long-term lease liabilities	17,403
Total lease liabilities	$18,680
The following table summarizes additional information related to the Company’s operating leases (in thousands, except weighted average data):

	June 30,	December 31,
	2026	2025
Right of use asset	$17,267	$18,028
Weighted average remaining lease term (years)	8.86	9.31
Weighted average discount rate	9.9%	9.9%
The following table summarizes other supplemental information related to the Company’s operating leases (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities included in cash flows used in operating activities	$1,485	$1,318
Right-of-use assets obtained in exchange for lease liabilities	$40	$805
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
10.    Income Taxes
The income tax expense for the three months ended June 30, 2026 and June 30, 2025 was $0.1 million and $0.2 million, respectively. The income tax expense for the six months ended June 30, 2026 and June 30, 2025 was $0.3 million and $0.3 million, respectively. The income tax expense was determined based upon estimates of the Company’s effective income tax rates in various jurisdictions. The difference between the Company’s effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes, and non-recognition of US tax benefit because of a full valuation allowance against US deferred tax assets.
The income tax expense for the six months ended June 30, 2026 and June 30, 2025 relates primarily to state minimum income tax and income tax on the Company’s earnings in foreign jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act contains significant tax law changes with various effective dates after its enactment date. The Company has evaluated the impact of the Act as part of its income tax provision for the six months ended June 30, 2026. Given the Company’s current loss position and the full valuation allowance recorded against its deferred tax assets, the enactment of the Act did not have a material impact on the Company’s condensed consolidated financial statements.
11.    Stockholders’ Equity
Common Stock
As of June 30, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue up to 200,000,000 shares of common stock. Common stockholders are entitled to dividends as and when declared by the Company’s board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
Shares Reserved for Future Issuance
The Company has reserved shares of common stock for future issuances as follows:

	June 30,	December 31,
	2026	2025
Common stock options issued and outstanding	2,582,800	3,067,088
Common stock restricted stock units issued and outstanding	7,159,036	6,667,812
Common stock available for future grants	2,439,593	2,204,802
Common stock available for employee stock purchase plan	2,055,542	1,795,996
Common stock warrants	1,500,000	—
Total	15,736,971	13,735,698

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

Stock Options
A summary of stock option activity for the six months ended June 30, 2026 is set forth below:

	Outstanding Options
	Shares	Weighted Average Exercise Price
Balance, December 31, 2025	3,067,088	$15.72
Options exercised	(26,584)	1.51
Options forfeited and expired	(457,704)	11.91
Balance, June 30, 2026	2,582,800	$16.54
The aggregate intrinsic value of options outstanding as of June 30, 2026 was $0.

	June 30, 2026
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)
Options vested and exercisable	2,357,491	$17.14	5.25
Options vested and expected to vest	2,582,800	$16.54	5.41
Total aggregate intrinsic value of options vested and exercisable as of June 30, 2026 was $0.
Service-Based Restricted Stock Units
The Company estimates the fair value of service-based restricted stock units based on the closing price of the Company’s common stock on the grant date. A summary of service-based restricted stock units activity for the six months ended June 30, 2026 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	5,275,312	$5.33
Granted	2,016,980	1.53
Vested	(1,090,847)	6.24
Forfeited and expired	(417,909)	7.21
Outstanding at June 30, 2026	5,783,536	$3.69
The fair value as of the respective vesting dates of restricted stock units that vested during the three months ended June 30, 2026 and June 30, 2025 was $1.2 million and $1.6 million, respectively. The fair value as of the respective vesting dates of restricted stock units that vested during the six months ended June 30, 2026 and June 30, 2025 was $1.8 million and $4.3 million, respectively.

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
Activity with respect to performance-based and market-based restricted stock units was as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	1,392,500	$2.34
Granted	—	—
Vested	—	—
Forfeited and expired	(17,000)	8.29
Outstanding at June 30, 2026	1,375,500	$2.27
Total Stock-Based Compensation
Stock-based compensation expense is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$353	$566	$679	$1,109
Research and development	498	769	1,018	1,421
Selling, general and administrative	2,847	4,879	6,137	9,296
Total	$3,698	$6,214	$7,834	$11,826
The above stock-based compensation expense related to the following equity-based awards (in thousands):

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options and restricted stock units	$3,647	$6,123	$7,736	$11,612
Employee stock purchase plan	51	91	98	214
Total	$3,698	$6,214	$7,834	$11,826
Stock-based compensation of $0.3 million and $0.5 million was capitalized into inventory for the three months ended June 30, 2026 and June 30, 2025, respectively. Stock-based compensation of $0.6 million and $0.9 million was capitalized into inventory for each of the six months ended June 30, 2026 and June 30, 2025, respectively. Stock-based compensation capitalized in prior periods of $0.4 million and $0.6 million was recognized as cost of sales in the three months ended June 30, 2026 and June 30, 2025, respectively. Stock-based compensation capitalized in prior periods of $0.7 million and $1.1 million was recognized as cost of sales in the six months ended June 30, 2026 and June 30, 2025, respectively.
As of June 30, 2026, there was $22.7 million of unrecognized compensation costs related to unvested common stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.2 years.
As of June 30, 2026, the Company had unrecognized stock-based compensation relating to the employee stock purchase plan of less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.
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
12.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to common stockholders	$(10,080)	$(15,173)	$(23,734)	$(29,621)
Denominator
Weighted-average common shares used to compute basic and diluted net loss per share	42,468,762	40,429,655	42,184,793	40,193,469
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.38)	$(0.56)	$(0.74)

Pulmonx Corporation
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30,
	2026	2025
Options to purchase common stock	2,582,800	3,657,135
Unvested restricted stock units	7,159,036	4,412,948
Common stock warrants	1,500,000	—
Shares committed under employee stock purchase plan	144,965	43,907
Total	11,386,801	8,113,990

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
Revenue by geographic area is based on the billing address of the customer. The following table sets forth the Company’s revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$14,176	$14,731	$27,431	$28,952
Europe, Middle-East and Africa (“EMEA”)	7,728	6,999	14,301	12,483
Asia Pacific	726	2,027	1,433	4,822
Other International	126	102	177	140
Total	$22,756	$23,859	$43,342	$46,397
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
Long-lived assets by geographic area are based on physical location of those assets. The following table sets forth the Company’s long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2026	2025
United States	$1,830	$2,144
EMEA	42	59
Asia Pacific	13	17
Total	$1,885	$2,220

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
We market and sell our products in the United States through a direct sales organization. Our sales territory managers are focused on promoting awareness and increasing adoption of our solution primarily among the pulmonologists performing interventional pulmonary procedures across approximately 500 high-volume hospitals in the United States. We are expanding our commercial operations in the United States while continuing to foster our international growth. We employ both direct and distributor-based sales models, with 99% of our revenue generated in markets where we sell directly for the six months ended June 30, 2026.
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
To date, we have financed our operations primarily through the sale of our products, the sale of equity securities, and debt financing arrangements. We have devoted substantially all of our resources to research and development activities related to our solution, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing activities, and investing in general and administrative infrastructure. We generated revenue of $22.8 million, with a gross margin of 78.0% and a net loss of $10.1 million, for the three months ended June 30, 2026 compared to revenue of $23.9 million, with a gross margin of 72.1% and a net loss of $15.2 million, for the three months ended June 30, 2025. For the six months ended June 30, 2026, we generated revenue of $43.3 million, with a gross margin of 78.0% and a net loss of $23.7 million, compared to revenue of $46.4 million, with a gross margin of 72.3% and a net loss of $29.6 million, for the six months ended June 30, 2025. As of June 30, 2026, we had an accumulated deficit of $545.3 million, cash and cash equivalents of $55.8 million, and $37.5 million of outstanding term loans and credit agreements, net of debt discount and debt issuance costs.
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
Components of Our Results of Operations
Revenue
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors. We market and sell our products through a direct sales organization in the United States and through direct sales and several third-party distributors in select markets outside the United States. We currently generate most of our revenue from the sales of Zephyr Valves and delivery catheters. We also generate a smaller amount of our revenue from our Chartis System, which is comprised of sales of the balloon catheters, usage fees and sales of the Chartis console, and from our LungTraX Platform, which is used to help identify patients potentially eligible for treatment with Zephyr Valves. No customer accounted for more than 10% of our revenue for the three months ended June 30, 2026 and June 30, 2025.
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
Other (Expense) Income, Net
Other (expense) income, net primarily consists of foreign currency exchange gains and losses and change in fair value of the Additional Warrants.
Results of Operations:
Comparison of the Three Months Ended June 30, 2026 and June 30, 2025
The following table summarizes our results of operations for the period indicated:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands)
Revenue	$22,756	$23,859	$(1,103)	(4.6)%
Costs of goods sold	5,014	6,655	(1,641)	(24.7)%
Gross profit	17,742	17,204	538	3.1%
Operating expenses:
Research and development	5,034	5,306	(272)	(5.1)%
Selling, general and administrative	21,765	26,702	(4,937)	(18.5)%
Total operating expenses	26,799	32,008	(5,209)	(16.3)%
Loss from operations	(9,057)	(14,804)	5,747	(38.8)%
Interest income	329	723	(394)	(54.5)%
Interest expense	(1,218)	(799)	(419)	52.4%
Other (expense) income, net	(1)	(116)	115	(99.1)%
Net loss before tax	(9,947)	(14,996)	5,049	(33.7)%
Income tax expense	133	177	(44)	(24.9)%
Net loss	$(10,080)	$(15,173)	$5,093	(33.6)%
Revenue
Revenue decreased by $1.1 million, or 4.6%, to $22.8 million for the three months ended June 30, 2026, compared to $23.9 million for the three months ended June 30, 2025. The sale of products in the United States decreased by $0.5 million to $14.2 million for the three months ended June 30, 2026, compared to $14.7 million for the three months ended June 30, 2025. The sale of products in international markets decreased by $0.5 million to $8.6 million for the three months ended June 30, 2026, compared to $9.1 million for the three months ended June 30, 2025. The decrease in revenue in the United States was primarily attributable to a decrease in Zephyr Valve procedure volumes. The decrease in international revenue was primarily attributable to a lack of sales into China as we awaited the renewal of our registration certificate. In June 2026, we secured the renewal of our Chinese registration certificate. We are focused on restarting commercial activity in the region for the remainder of this year and anticipate resuming shipments to our Chinese distributor by early next year.

Cost of Goods Sold and Gross Margin
Cost of goods sold decreased by $1.6 million, or 24.7%, to $5.0 million for the three months ended June 30, 2026, compared to $6.7 million for the three months ended June 30, 2025. The decrease was mainly due to a decrease in the number of products sold and as a result decreased manufacturing costs. Gross margin increased by 5.9% to 78.0% for the three months ended June 30, 2026, compared to 72.1% for the three months ended June 30, 2025. The increase in gross margin was primarily due to changes in geographic mix during the three months ended June 30, 2026.
Research and Development Expenses
Research and development expenses decreased by $0.3 million, or 5.1%, to $5.0 million for the three months ended June 30, 2026, compared to $5.3 million for the three months ended June 30, 2025. The decrease in research and development expense was primarily due to a decrease of $0.2 million in payroll and personnel-related expenses, and a decrease of $0.3 million in testing and other expenses in support of product development, offset by an increase of $0.2 million in costs associated with our clinical trials, including fees paid to clinical research organizations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $4.9 million, or 18.5%, to $21.8 million for the three months ended June 30, 2026, compared to $26.7 million for the three months ended June 30, 2025. The decrease in selling, general and administrative expenses was primarily due to a decrease of $2.5 million in payroll and personnel-related expenses for our sales, marketing and administrative personnel, a decrease of $1.4 million in advertising and marketing related expenses, a decrease of $0.8 million in consulting and other professional expenses, and a decrease of $0.2 million in travel and conference related expenses.
Interest Expense and Income
Interest expense increased by $0.4 million to $1.2 million for the three months ended June 30, 2026 compared to $0.8 million for the three months ended June 30, 2025, primarily due to higher interest rates under our Perceptive Loan compared to our CIBC Loan which was fully repaid in March 2026. Interest income decreased by $0.4 million to $0.3 million for the three months ended June 30, 2026 compared to $0.7 million for the three months ended June 30, 2025. The decrease was primarily due to a lower balance of cash, cash equivalents and marketable securities, which resulted in reduced returns on these assets.
Other (Expense) Income, Net
Other (expense) income, net was less than $(0.1) million for the three months ended June 30, 2026 and $(0.1) million for the three months ended June 30, 2025, primarily due to foreign currency exchange gains.

Comparison of the Six Months Ended June 30, 2026 and June 30, 2025
The following table summarizes our results of operations for the period indicated:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands)
Revenue	$43,342	$46,397	$(3,055)	(6.6)%
Costs of goods sold	9,556	12,851	(3,295)	(25.6)%
Gross profit	33,786	33,546	240	0.7%
Operating expenses:
Research and development	9,933	10,062	(129)	(1.3)%
Selling, general and administrative	45,866	52,851	(6,985)	(13.2)%
Total operating expenses	55,799	62,913	(7,114)	(11.3)%
Loss from operations	(22,013)	(29,367)	7,354	(25.0)%
Interest income	679	1,587	(908)	(57.2)%
Interest expense	(2,194)	(1,580)	(614)	38.9%
Other (expense) income, net	76	51	25	49.0%
Net loss before tax	(23,452)	(29,309)	5,857	(20.0)%
Income tax expense	282	312	(30)	(9.6)%
Net loss	$(23,734)	$(29,621)	$5,887	(19.9)%
Revenue
Revenue decreased by $3.1 million, or 6.6%, to $43.3 million for the six months ended June 30, 2026, compared to $46.4 million for the six months ended June 30, 2025. The sale of products in the United States decreased by $1.6 million to $27.4 million for the six months ended June 30, 2026, compared to $29.0 million for the six months ended June 30, 2025. The sale of products in international markets decreased by $1.5 million to $15.9 million for the six months ended June 30, 2026, compared to $17.4 million for the six months ended June 30, 2025. The decrease in revenue in the United States was primarily attributable to a decrease in Zephyr Valve procedure volumes. The decrease in international revenue was primarily attributable to a lack of sales into China as we awaited the renewal of our registration certificate.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased by $3.3 million, or 25.6%, to $9.6 million for the six months ended June 30, 2026, compared to $12.9 million for the six months ended June 30, 2025. The decrease was mainly due to a decrease in the number of products sold and as a result decreased manufacturing costs. Gross margin increased by 5.7% to 78.0% for the six months ended June 30, 2026, compared to 72.3% for the six months ended June 30, 2025. The increase in gross margin was primarily due to a change in geographic mix during the six months ended June 30, 2026.
Research and Development Expenses
Research and development expenses decreased by $0.1 million, or 1.3%, to $9.9 million for the six months ended June 30, 2026, compared to $10.1 million for the six months ended June 30, 2025. The decrease in research and development expense was primarily due to a decrease of $0.4 million in testing and other expenses in support of product development, offset by an increase of $0.3 million in costs associated with our clinical trials, including fees paid to clinical research organizations.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $7.0 million, or 13.2%, to $45.9 million for the six months ended June 30, 2026, compared to $52.9 million for the six months ended June 30, 2025. The decrease in selling, general and administrative expenses was primarily due to a decrease of $2.8 million in advertising and marketing related expenses, a decrease of $2.7 million in payroll and personnel-related expenses for our sales, marketing and administrative personnel, a decrease of $0.8 million in travel and conference related expenses, and a decrease of $0.7 million in consulting and other professional expenses.
Interest Expense and Income
Interest expense increased by $0.6 million to $2.2 million for the six months ended June 30, 2026 compared to $1.6 million for the six months ended June 30, 2025, primarily due to higher interest rates under our Perceptive Loan compared to our CIBC Loan which was fully repaid in March 2026. Interest income decreased by $0.9 million to $0.7 million for the six months ended June 30, 2026 compared to $1.6 million for the six months ended June 30, 2025. The decrease was primarily due to a lower balance of cash, cash equivalents and marketable securities, which resulted in reduced returns on these assets.
Other (Expense) Income, Net
Other (expense) income, net was $0.1 million for the six months ended June 30, 2026 and $0.1 million for the six months ended June 30, 2025, primarily due to foreign currency exchange gains.
Liquidity and Capital Resources; Plan of Operation
To date, we have financed our operations primarily through our initial public offering, private placements of equity securities, debt financing arrangements and sales of our products. As of June 30, 2026, we had cash and cash equivalents of $55.8 million, an accumulated deficit of $545.3 million, and $37.5 million outstanding under the Perceptive Agreement and Swiss COVID-19 Credit Agreement, net of debt discount and debt issuance costs.
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
On the Closing Date, we borrowed an initial loan under the Perceptive Agreement in an aggregate principal amount of $40.0 million (the “Perceptive Loan”). The Loan Facility permits us to borrow up to an additional $20.0 million, in two additional equal tranches (the “Additional Loan Draws”). The first $10.0 million Additional Loan Draw becomes available if we reach at least $92.5 million in revenue for any trailing twelve-month period ending as of the end of the last day of any fiscal quarter through, and including, the fiscal quarter ending September 30, 2027, and the second $10.0 million Additional Loan Draw becomes available if we reach at least $100.0 million in revenue for any trailing twelve-month period ending as of the end of the last day of any fiscal quarter through, and including, the fiscal quarter ending December 31, 2027.
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

On each interest payment date occurring on or prior to March 2, 2029, we have the option to pay interest as follows: 2.0% per annum paid-in-kind (“PIK”) by increasing the principal of the Perceptive Loan and the remaining interest payable paid in cash. For each payment date through June 30, 2026, we elected the PIK option, increasing the principal of the Perceptive Loan by $0.3 million.
The Perceptive Agreement contains certain representations and warranties, affirmative covenants, negative covenants, and events of default that are customarily required for similar financings. In addition, the Perceptive Agreement contains financial covenants requiring us to (i) at all times prior to the Maturity Date, maintain minimum unrestricted cash and certain types of marketable securities of at least $4.0 million and (ii) maintain our annual trailing consolidated revenue determined in accordance with U.S. GAAP, tested on a quarterly basis, starting from $85.0 million over a trailing 12-month period ending March 31, 2026, and increasing to $107.5 million for the trailing 12-month period ending December 31, 2030. The occurrence of an event of default under the Perceptive Agreement could result in, among other things, the declaration that all outstanding principal and interest thereunder are immediately due and payable in whole or in part. As of June 30, 2026, we were in compliance with the covenants contained in the Perceptive Agreement.
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
As of June 30, 2026, the Perceptive Loan had an annual effective interest rate of 13.9% per year.
Interest expense on the Perceptive Loan was $1.2 million and $1.6 million during the three and six months ended June 30, 2026, respectively, including interest expense related to debt discount and debt issuance costs of the Perceptive Loan of $0.1 million and $0.1 million, respectively.
In connection with our entry into the Loan Facility, on March 2, 2026, we repaid all outstanding indebtedness under the Amended and Restated Loan and Security Agreement, dated March 29, 2021, as amended (the “Amended and Restated CIBC Agreement”), among us and the Canadian Imperial Bank of Commerce, as lender, and terminated all our obligations and commitments thereunder.
Swiss COVID-19 Credit Agreement
In May 2020, Pulmonx International Sàrl, our wholly owned subsidiary, received 0.5 million Swiss Francs ($0.5 million U.S. dollar equivalent) from a COVID-19 Credit Agreement under a Swiss Federal Government program. The COVID-19 Credit Agreement currently bears interest at a rate of 1.5% per year, payable at the end of each calendar quarter. The loan principal is being repaid in twelve equal installments, paid semi-annually, which began in March of 2022. As of June 30, 2026, Pulmonx International Sàrl has repaid 0.4 million Swiss Francs to the lender.

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the period presented below:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,311)	$(17,130)
Investing activities	(10)	21,784
Financing activities	1,513	597
Effect of exchange rate changes on cash and cash equivalents	(99)	(688)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(13,907)	$4,563
Cash Flows from Operating Activities
Net cash used in operating activities was $15.3 million for the six months ended June 30, 2026. Cash used in operating activities was primarily a result of the net loss of $23.7 million, an increase in inventory of $1.2 million mainly due to an increase in finished goods, a decrease in accrued liabilities of $0.4 million primarily due to payment of incentive compensation expense associated with the achievement of performance objectives, a decrease in lease liabilities of $0.6 million due to lease payments, and an increase in accounts receivable of $0.3 million due to the timing of payments from our customers. This is partially offset by stock-based compensation expense of $7.8 million, non-cash lease expense of $0.8 million, an increase in accounts payable of $0.8 million due to timing of payments to our vendors, depreciation and amortization expense of $0.4 million, a decrease in prepaid expenses and other current assets of $0.5 million primarily due to the timing of payments to our vendors, and $0.3 million of interest incurred but paid-in-kind.
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
Cash Flows from Investing Activities
Net cash used in investing activities in the six months ended June 30, 2026 was less than $0.1 million, consisting of purchases of property and equipment.
Net cash provided by investing activities in the six months ended June 30, 2025 was $21.8 million, consisting of proceeds from maturities of marketable securities of $27.8 million, offset by purchases of marketable securities of $5.7 million and purchases of property and equipment of $0.4 million.

Cash Flows from Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2026 was $1.5 million, consisting of proceeds from our Perceptive Loan of $38.8 million, and proceeds from the issuance of common stock under the employee stock purchase plan of $0.2 million, partially offset by repayment of our CIBC Loan of $37.0 million.
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
Material Cash Requirements
Our net cash operating expenditures were $15.3 million in the six months ended June 30, 2026 and $17.1 million in the six months ended June 30, 2025. We intend to continue to make investments in the development of our products, including ongoing research and development programs. Our cash outflows for capital expenditures were less than $0.1 million and $0.4 million in the six months ended June 30, 2026 and June 30, 2025, respectively, and we expect to maintain the level of expenditures in the future to support our commercial infrastructure, sales force and other commercialization efforts. Recent and expected working and other capital requirements include amounts related to future lease payments for operating lease obligations, which totaled $28.2 million as of June 30, 2026, with $3.0 million expected to be paid within the next 12 months, and amounts related to future short-term and long-term debt which totaled $62.3 million, with $3.7 million expected to be paid within the next 12 months. Lastly, we may undertake additional expenses to further expand our commercial organization and efforts, enhance our research and development efforts and pursue product expansion opportunities.
As of June 30, 2026, we had cash and cash equivalents of $55.8 million. Based on our current planned operations, we expect that our cash and cash equivalents will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed consolidated financial statements as of and for the six months ended June 30, 2026. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash and cash equivalents, sales of our products, debt financings, and access to other public or private equity offerings. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 10, 2026, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2026, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 10, 2026.
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
Interest Rate Risk
We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $55.8 million as of June 30, 2026, which consist of cash and money market funds. We held cash in foreign banks of approximately $10.4 million as of June 30, 2026 that was not federally insured. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.
We had outstanding debt of $37.4 million under the Perceptive Agreement with an annual effective interest rate of 13.9% as of June 30, 2026. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks. We believe that a 10% change in interest rates would not have a significant impact on our consolidated financial statements.
Foreign Currency Exchange Risk
We operate in countries other than the United States and are exposed to foreign currency risks. Revenue from sales outside of the United States represented 36.7% and 37.6% of our total revenue for the six months ended June 30, 2026 and June 30, 2025, respectively. We bill most direct sales outside of the United States in local currencies, which are mostly comprised of the Swiss franc, the Euro, the British pound, and the Australian dollar. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not significant. The risk of a significant impact on our operating income from foreign currency fluctuations will further diminish as revenue from sales to customers in the United States increases and represents a greater proportion of total revenues. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the six months ended June 30, 2026 by approximately $1.6 million and $1.0 million, respectively, with a net impact of $0.6 million on our net loss. A 10% change in weighted average foreign currency exchange rates would have changed our revenues and operating expenses for the three months ended June 30, 2025 by approximately $1.7 million and $1.0 million, respectively, with a net impact of $0.7 million on our net loss. We do not currently hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception. For the six months ended June 30, 2026 and June 30, 2025, we had net losses of $23.7 million and $29.6 million, respectively, and we expect to continue to incur additional losses. As of June 30, 2026, we had an accumulated deficit of $545.3 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to increase adoption of our products, expand existing relationships with our customers, obtain regulatory clearances, certification or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.
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
Our success will depend on our ability to bring awareness to our solution, and the Zephyr Valve in particular, and educate hospitals and physicians regarding the benefits of our solution over existing products and services and to encourage those parties to recommend our solution to their patients. Sales of Zephyr Valves and delivery catheters accounted for most of our revenue for the six months ended June 30, 2026 and June 30, 2025 and we expect that sales of Zephyr Valves and delivery catheters will continue to account for most of our revenue going forward. We do not know if our solution will be successful over the long term. Moreover, market acceptance may be hindered if physicians are not presented with compelling data demonstrating the efficacy of our solution compared to alternative procedures and technologies. Any studies we, or third parties which we sponsor, may conduct comparing our solution with alternative treatments for severe emphysema will be expensive, time consuming and may not yield positive results. Additionally, adoption will be directly influenced by a number of financial factors, including the ability of providers to obtain sufficient reimbursement from payors for deploying our solution. The safety, efficacy, performance and cost-effectiveness of our solution, on a stand-alone basis and relative to competing treatments and services, will determine the willingness of payors to cover the procedure. While we have established positive coverage policies with major national private payors, such as Aetna, Anthem Blue Cross Blue Shield, Blue Cross Blue Shield of Michigan, Humana, Health Care Service Corporation, and Highmark, other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not currently consider our solution medically necessary. No matter the level of coverage by the commercial payor, each patient is generally considered on a case-by-case basis. In addition, Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis. Physicians may be reluctant to recommend our solution to patients covered by such plans with no specific policies because of the uncertainty surrounding reimbursement, rates and the administrative burden of interfacing with patients to answer their questions and support their efforts to obtain adequate reimbursement for our solution. If physicians do not adopt and recommend our solution, it will negatively affect our business, financial condition and results of operations.
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
We currently derive substantially all of our revenue from the sale of our products to hospitals and distributors and expect this to continue for the foreseeable future. We primarily sell Zephyr Valves through a direct sales force that primarily engages with pulmonologists in the United States, Europe and Asia Pacific. Hospitals typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our solution is used and bill patients for any deductibles or co-payments. As of June 30, 2026, commercial payors such as Aetna, Humana, and many of the largest Blue Cross Blue Shield plans including Anthem, Health Care Service Corporation, BCBS Michigan, and Highmark have issued positive coverage policies for endobronchial valve procedures. United Healthcare removed the endobronchial valve codes from their non-covered list, and as such no longer considers the procedure unproven or experimental. Other commercial payors, including other plans in the Blue Cross Blue Shield family of plans, do not yet consider our solution medically necessary. Medicare, currently without a public coverage policy, covers our solution for patients when medically necessary on a case-by-case basis, and other commercial insurers not described above are approving prior authorization requests on a case-by-case basis.
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
On March 2, 2026, we entered into a Credit Agreement and Guaranty (the “Perceptive Agreement”) with the subsidiary guarantors party thereto from time to time, the lenders party thereto from time to time, and Perceptive Credit Holdings V, LP (“Perceptive”), as the initial lender, administrative agent and collateral agent, under which we have borrowed $40.0 million in debt financing as of June 30, 2026. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Plan of Operation - Perceptive Loan” and the notes to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of June 30, 2026, we had $55.8 million in cash and cash equivalents, and an accumulated deficit of $545.3 million. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
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
Sales in markets outside of the United States accounted for approximately 36.7% and 37.6% of our revenue for the six months ended June 30, 2026 and June 30, 2025, respectively. We currently focus our international sales and marketing efforts in Australia, Austria, Belgium, China, Denmark, France, Germany, Ireland, Italy, Japan, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. International sales are subject to a number of risks, including:
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
We also maintain a CE Certificate of Conformity in accordance with the MDD and a separate CE Certificate of Conformity in accordance with the MDR for the design and manufacture of our products issued by BSI in the Netherlands, our European Notified Body. We believe that we are in compliance, in all material respects, with the MDD and MDR, as applicable to our products.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
The following discussion includes trading arrangements adopted or terminated by our directors and officers during the three months ended June 30, 2026.
On June 11, 2026, Glendon French, our President, Chief Executive Officer, and Director, adopted a new Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 360,000 shares of our common stock. The trading arrangement will expire on August 13, 2027, or earlier if all transactions under the trading arrangement are completed or if the trading arrangement is otherwise terminated according to its terms.

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
___________________
*     The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULMONX CORPORATION

Date: August 4, 2026	By:	/s/ Glendon E. French
Glendon E. French
President, Chief Executive Officer and Director

Date: August 4, 2026	By:	/s/ Derrick Sung
Derrick Sung, Ph.D.
Chief Operating Officer and Chief Financial
Officer